Form 10QSB
period 2006-07-31
Nilam Resources Inc.
filed 2006-09-14
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2006.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period July 11, 2005 to July 31, 2005

Commission File Number 333-135980

NILAM RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0487414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

42 Camden Street, Suite 503
Toronto, Ontario, M5V 1V1

Issuer’s telephone number, including area code: (702) 562-4091

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ X ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[ ] Yes [ X ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,500,000 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of September 7, 2006.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the three months ended July 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

July 31, 2006

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	F-2	BALANCE SHEET AS OF JULY 31, 2006 (UNAUDITED)

PAGE	F-3	STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2006
AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2006
(UNAUDITED)

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD
FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2006 (UNAUDITED)

PAGE	F-5	STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2006
AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2006
(UNAUDITED)

PAGES	F-6 - F-8	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF JULY 31, 2006
(UNAUDITED)
(STATED IN U.S. DOLLARS)

ASSETS

CURRENT ASSETS
Cash	$44,488
Prepaid	1,931

TOTAL ASSETS	$46,419

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$6,184

TOTAL LIABILITIES	6,184

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and
outstanding	-
Common stock, $0.001 par value, 69,000,000 shares authorized, 11,500,000 shares
issued and outstanding	11,500
Additional paid in capital	49,500
Accumulated deficit during exploration stage	(20,765)
Total Stockholders’ Equity	40,235

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$46,419

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

		For the Period From
	For the Three	July 11, 2005
	Months Ended	(Inception) to
	July 31, 2006	July 31, 2006
OPERATING EXPENSES
Accounting and auditing fees	$7,235	$8,000
Exploration costs and expenses	-	9,500
General and administrative	268	404
Listing and filing fees	-	700
Legal fees	3,069	3,069

Total Operating Expenses	10,572	21,673
LOSS FROM OPERATIONS	(10,572)	(21,673)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	908

Total Other Income	-	908

NET LOSS BEFORE PROVISION FOR INCOME	(10,572)	(20,765)
TAXES

Provision for Income Taxes	-	-

NET LOSS	$(10,572)	$(20,765)

Net loss per share - basic and diluted	$(0.00)	$(0.01)

Weighted average number of shares outstanding during
the period – basic and diluted	11,500,000	3,727,273

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2006
(UNAUDITED)
(STATED IN U.S. DOLLARS)

						Accumulated
						Deficit
	Preferred				Additional	During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash ($0.001 per
share)	-	$-	6,000,000	$6,000	$-	$-	$6,000

Common stock issued for
cash ($0.01 per share)	-	-	5,500,000	5,500	49,500	-	55,000

Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	11,500,000	$11,500	$49,500	$(10,193)	$50,807

Net loss for the three months	-	-	-	-	-	(10,572)	(10,572)
ended July 31, 2006

BALANCE, JULY 31, 2006	-	-	11,500,000	$11,500	$49,500	$(20,765)	$40,235

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

		For the Period From
	For the Three	July 11, 2005
	Months Ended	(Inception) to
	July 31, 2006	July 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(10,572)	$(20,765)
Adjustments to reconcile net loss to net cash used in
operating activities:
Prepaid	(1,931)	(1,931)
Accounts payable and accrued expenses	1,184	6,184
Net Cash Used In Operating Activities	(11,319)	(16,512)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	61,000
Net Cash Provided By Financing Activities	-	61,000

NET INCREASE (DECREASE) IN CASH	(11,319)	44,488

CASH AT BEGINNING OF PERIOD	55,807	-

CASH AT END OF PERIOD	$44,488	$44,488

SUPPLEMENTAL DISCLOSURE OF CASH FLOW
INFORMATION:

Cash paid for interest	$-	$-
Cash paid for taxes	$-	$-

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JULY 31, 2006

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results if operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statements presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

(B) Organization

Nilam Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.

(C) Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reported period. Actual results could differ from those estimates.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of July 31, 2006, the Company had expensed $9,500 related to the mineral rights acquisition and exploration costs.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2006, there were no common share equivalents outstanding.

(G) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. As of July 31, 2006, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF JULY 31, 2006

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Recent Accounting Pronouncements

SFAS 155, “Accounting for Certain Hybrid Financial Instruments” and SFAS 156, “Accounting for Servicing of Financial Assets” were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

NOTE 2	MINERAL PROPERTY

Lucky Strike Property

Pursuant to a mineral property purchase and sale agreement dated March 1, 2006, the Company acquired a 100% interest in the mineral rights at the Lucky Strike Property located in the Similkameen Mining Divison, British Columbia, Canada for a purchase price of $3,000. The property has registered an anomalous copper-gold assay from a 6.56 foot chip sample and returned 0.823% cooper and 0.46g/ton gold. The Company commenced an exploration program on the property in April 2006. The Company incurred $9,500 of exploration expenditures as of July 31, 2006.

NOTE 3	STOCKHOLDERS’ EQUITY

On February 28, 2006, the Company issued 6,000,000 shares of common stock to its founders for cash of $6,000 ($0.001 per share).

On April 28, 2006, the Company issued 5,500,000 shares of common stock for cash of $55,000 ($0.01 per share).

NOTE 4	CONCENTRATION OF CREDIT RISK

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $44,488 is uninsured. The company has placed its cash in a high credit quality financial institution.

NOTE 5	GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $20,765 since inception and used cash from operations of $16,512 from inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

Item 2. Management’s Discussions and Analysis or Plan of Operation

Forward-Looking Statements

This Form 10-QSB includes -" forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

All statements other than historical facts included in this Form, including without limitation, statements under "Plan of Operation", regarding the Company's financial position, business strategy, and plans and objectives of management of the Company for the future operations, are forward-looking statements.

Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations include, but are not limited to, market conditions, competition and the ability to successfully complete financing.

Nilam Resources Inc. ("the Company", “we”, “us”) was incorporated in the state of Nevada on July 11, 2005. On March 1, 2006 the Company entered into an acquisition agreement with Patricia Shore, a resident of British Columbia Canada, to purchase a 100% interest in certain Mineral Claims, known as the Lucky Strike mineral claims, located in the Similkameen Mining Division of British Columbia, Canada. In consideration for the purchase of 100% interest in the Lucky Strike mineral claims the company paid Ms. Shore $ 3,000. The closing of the agreement took place on March 1, 2006.

Description, Location, Access and Mineralization

The Lucky Strike property is situated in the Similkameen Mining Division, British Columbia, Canada. It is located six miles northeast of the Town of Princeton in the southern part of the Thompson Plateau, which is a few hours drive from Vancouver, British Columbia. The property totals 310 acres and lies between the confluence of the Tulameen and Similkameen rivers with elevations ranging from 2,850 feet to 3,400 feet mean sea level. The property’s physiographic setting is described as a rounded, open range plateau terrain that has been altered by the erosional and depositional drift cover effects of glaciation during the Ice Age era. Drift cover thickness in the valleys varies.

The area experiences approximately 15 to 20 inches of precipitation and/or snow annually. The summers are hot while the winters are mild and last from December to March. Vegetation of the Thompson Plateau consists of western yellow pine, or ponderosa pine, Douglas fir and groves of aspen and cottonwood trees.

The Town of Princeton, located six miles from the property, offers much of the infrastructure required to carry out exploration. It offers accommodations, limited equipment, supplies and communications. If necessary, any additional equipment would come from Vancouver, a few hours away from Princeton.

The property is accessible by vehicle on a paved road six miles from north-northeast of Princeton, British Columbia, at Jura, B.C., continuing on a gravel road that immediately leads to the property.

Claim details are as follows:

Claim Name	Tenure Number	Expiry Date
Lucky Strike	530018	March 13, 2007

The claims were created on March 1, 2006 and are in good standing until March 13, 2007. On this date the claims will expire unless we complete and register required assessment work.

As of July 31, 2006 the Company had total assets of $ 46,419 consisting of $ 44,488 cash and $ 1,931 in prepaid expenses. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at July 31, 2006 totaled $ 6,184 consisting of accounts payables and accrued expenses.

For the three month period ending July 31, 2006 the Company generated no revenues and has incurred operating expenses of $ 10,572 consisting of $ 7,235 in accounting and auditing fees, $ 268 in general and administrative expenses and $ 3,069 in legal fees.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three month period ended July 31, 2006, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Lucky Strike mineral property.

We retained Mr. James W. McLeod, a professional geologist, to complete an evaluation of the Lucky Strike property and to prepare a geology report on the claim. This evaluation took place in the spring of 2006.

Based on his review, Mr. McLeod prepared a Geological Report dated April 10, 2006 and entitled “Review and Recommendation on Lucky Strike Mineral Claim”. In the report, he concludes that the Lucky Strike property warrants further exploration work due to geochemistry and inferred geological continuity, as well as the lack of previous exploration.

Mr. McLeod has recommended an initial exploration program consisting of three separate phases of exploration work. Each phase will be conducted upon review, positive results and geologist’s recommendation arising from previous phase work program results.

The first phase will consist of prospecting and geological mapping and hand trenching. The anticipated budget for phase one is $4,500.

The second phase will consist of magnetometer and VLF electromagnetic surveys. The anticipated budget for phase two is $12,500.

The third phase will consist of induced polarized survey over anomalous zones of interest outlined by Phase one and two fieldwork, trenching, and mapping and sampling of bedrock anomalies. The anticipated budget for phase three is $40,000.

Even though the results of the evaluation on the mineral property, conducted in the spring of 2006, were positive and additional geological work programs are recommended, the company can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

While the Company has sufficient funds to complete the recommended phase one and two of the exploration program on the Lucky Strike mineral claim, it will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to eventually proceed with the proposed phase three of the recommended geological work program on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to secure sufficient funding from the sale of its common stock to fund the subsequent phase four of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

Plan of Operation

The Company’s plan of operation for the next twelve months is to complete the recommended phase one, two and three exploration programs on the Lucky Strike property consisting of geochemical sampling and mapping, trenching and as well as magnetometer, VLF electromagnetic and polarized surveys. We anticipate that these exploration programs will cost approximately $57,000. To date, we have not yet commenced exploration on the Lucky Strike property.

We plan to hire a qualified independent geologist or mining engineer who will supervise the various stages of the recommended work program.

We plan to commence the first phase of the exploration work program in the month of October 2006. This initial program will consist of Geological Mapping, Trenching and Sampling including analyzing assays. We anticipate this phase should take up to two months to complete and will cost $4,500.

We will then review and analyze results from phase one and based on Geologist’s recommendations, we will then undertake the phase two work program during the spring of 2007. This program consists of Magnometer and VLF surveys, Engineering and supervision, Grid installation, Geological Reports and Assays. This program will take approximately two months to complete and will cost $12,500.

We will then review and analyze results from phase two work program and based on geologist recommendation from same, we will then undertake the phase three work program during the summer of 2007. This program consists of Geological mapping and trenching, Polarized survey, Engineering and supervision, Reports and Assays. This program will take approximately three months to complete and will cost $40,000.

While the Company has sufficient funds to complete the recommended phase one and two of the exploration work program, it does not have the necessary funds to complete phase three of the recommended exploration program and to support its business operation for the next twelve months. Unless the company raises the necessary capital to implement its business plan during the next twelve months, it will be unable to support its operations and it will be forced to scale down or perhaps even cease its business operation.

In addition to the exploration program costs, the Company anticipates incurring approximately $42,000 for administrative expenses including accounting and audit costs ($13,000), legal fees ($9,000), rent and office costs ($6,000), computer costs ($3,000), telephone costs ($2,000), Edgar filings ($2,000) and general administrative costs ($7,000) over the next 12 months.

On July 21, 2006, the Company filed an SB2 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting Status in the United States and in order to register its common stock. On August 14, 2006, the company received its effective status with the SEC becoming a fully reporting company in the United States.

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application.

CRITICAL ACCOUNTING POLICIES

We have identified the policies outlined below as critical to our business operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Plan of Operations where such policies affect our reported and expected financial results. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Mineral Interest

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of July 31, 2006, the Company had expensed $9,500 related to the mineral rights acquisition and exploration costs.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and an accumulated deficit from inception of $20,765 and used cash from operation of $16,512 from inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

We currently do not have enough cash to satisfy our minimum cash requirements for the next twelve months. In addition, we will require additional funds to expand operations and for further exploration

Management has plans to seek additional capital funding to implement its business plan through private placement and public offerings of common shares in its capital stock

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide the opportunity for the Company to continue as a going concern.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Item 3. Controls and Procedures

Our management, which includes our Chief Executive Officer and our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds None

Item 3. Defaults Upon Senior Securities None

Item 4. Submission of Matters to a Vote of Security Holders None

Item 5. Other Information None

Item 6. Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on form 8K during the three months ending July 31, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nilam Resources Inc.

/s/ “Karamjit Gill”
Karamjit Gill, Director