Form 10QSB
period 2006-10-31
Nilam Resources Inc.
filed 2006-12-15
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2006.

[ ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period to

Commission File Number 333-135980

NILAM RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0487414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

42 Camden Street, Suite 503
Toronto, Ontario, M5V 1V1
(Address of principal executive offices) (Postal or Zip Code)

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 11,500,000 Shares of $0.001 par value Common Stock issued and outstanding as of December 12, 2006.

PART 1 – FINANCIAL INFORMATION

Item 1.	Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and Item 310 (b) of Regulation S-B, and, therefore, do not include all information and footnotes necessary for a complete presentation of financial position, results of operations, cash flows, and stockholders’ equity in conformity with generally accepted accounting principles. In the opinion of management, all adjustments considered necessary for a fair presentation of the results of operations and financial position have been included and all such adjustments are of a normal recurring nature. Operating results for the six months ended October 31, 2006 are not necessarily indicative of the results that can be expected for the year ending April 30, 2007.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

October 31, 2006

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	2	BALANCE SHEET AS OF OCTOBER 31, 2006 (UNAUDITED)

PAGE	3

STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED OCTOBER 31, 2006 AND 2005, FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND FOR THE PERIODS FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2006 JULY 11, 2005 (INCEPTION) TO OCTOBER 31, AND 2005 (UNAUDITED)

PAGE	4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2006 (UNAUDITED)

PAGE	5	STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2006 AND FOR THE PERIODS FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2006 AND JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2005 (UNAUDITED)

PAGES	6 - 8	NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF OCTOBER 31, 2006
(UNAUDITED)
(STATED IN U.S. DOLLARS)

ASSETS

CURRENT ASSETS
Cash	$29,747
Prepaid	2,431

TOTAL ASSETS	$32,178

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,616

TOTAL LIABILITIES	2,616

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and
outstanding	-
Common stock, $0.001 par value, 69,000,000 shares authorized, 11,500,000 shares
issued and outstanding	11,500
Additional paid in capital	49,500
Accumulated deficit during exploration stage	(31,438)
Total Stockholders’ Equity	29,562

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$32,178

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

				For the Period	For the Period
				From	From
	For the Three	For the Six	For the Three	July 11, 2005	July 11, 2005
	Months Ended	Months Ended	Months Ended	(Inception) to	(Inception) to
	October 31,	October 31,	October 31,	October 31,	October 31,
	2006	2006	2005	2005	2006
	$	$	$	$	$
OPERATING EXPENSES
Accounting and auditing fees	3,316	9,550	-	-	10,315
Exploration costs and expenses	-	-	-	-	9,500
General and administrative	6,249	6,518	-	-	6,654
Listing and filing fees	2,108	2,108	200	200	2,808
Legal fees	-	3,069	-	-	3,069

Total Operating Expenses	11,673	21,245	200	200	32,346
LOSS FROM OPERATIONS	(11,673)	(21,245)	(200)	(200)	(32,346)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	-	-	908

Total Other Income	-	-	-	-	908

NET LOSS BEFORE PROVISION	(11,673)	(21,245)	(200)	(200)	(31,438)
FOR INCOME TAXES

Provision for Income Taxes	-	-	-	-	-

NET LOSS	(11,673)	(21,245)	(200)	(200)	(31,438)

Net loss per share - basic and diluted	(0.01)	(0.01)	-	-	(0.01)

Weighted average number of shares
outstanding during the period – basic	11,500,000	11,500,000	N/A	N/A	5,266,415
and diluted

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2006
(UNAUDITED)
(STATED IN U.S. DOLLARS)

						Accumulated
						Deficit
	Preferred				Additional	During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash ($0.001 per
share)	-	$-	6,000,000	$6,000	$-	$-	$6,000

Common stock issued for
cash ($0.01 per share)	-	-	5,500,000	5,500	49,500	-	55,000

Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	$-	11,500,000	$11,500	$49,500	$(10,193)	$50,807

Net loss for the six months	-	-	-	-	-	(21,245)	(21,245)
ended October 31, 2006

BALANCE, OCTOBER 31, 2006	-	$-	11,500,000	$11,500	$49,500	$(31,438)	$29,562

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

		For the Period	For the Period
		From	From
	For the Six	July 11, 2005	July 11, 2005
	Months Ended	(Inception) to	(Inception) to
	October 31, 2006	October 31, 2005	October 31, 2006
	$	$	$
CASH FLOWS FROM OPERATING
ACTIVITIES:
Net loss for the period	(21,245)	(200)	(31,438)
Adjustments to reconcile net loss to net cash
used in operating activities:
Prepaid	(2,431)	-	(2,431)
Accounts payable and accrued expenses	(2,384)	200	2,616
Net Cash Used In Operating Activities	(26,060)	-	(31,253)

CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common shares	-	-	61,000
Net Cash Provided By Financing Activities	-	-	61,000

NET INCREASE (DECREASE) IN CASH	(26,060)	-	29,747

CASH AT BEGINNING OF PERIOD	55,807	-	-

CASH AT END OF PERIOD	29,747	-	29,747

SUPPLEMENTAL DISCLOSURE OF
CASH FLOW INFORMATION:

Cash paid for interest	-	-	-
Cash paid for taxes	-	-	-

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF OCTOBER 31, 2006

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

(E) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of October 31, 2006, the Company had expensed $9,500 related to the mineral rights acquisition and exploration costs.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2006, there were no common share equivalents outstanding.

(G) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. As of October 31, 2006, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2006

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

Lucky Strike Property

Pursuant to a mineral property purchase and sale agreement dated March 1, 2006, the Company acquired a 100% interest in the mineral rights at the Lucky Strike Property located in the Similkameen Mining Divison, British Columbia, Canada for a purchase price of $3,000. The property has registered an anomalous copper-gold assay from a 6.56 foot chip sample and returned 0.823% cooper and 0.46g/ton gold. The Company commenced an exploration program on the property in April 2006. The Company incurred $9,500 of exploration expenditures as of October 31, 2006.

NOTE 3	STOCKHOLDERS’ EQUITY

On February 28, 2006, the Company issued 6,000,000 shares of common stock to its founders for cash of $6,000 ($0.001 per share).

On April 28, 2006, the Company issued 5,500,000 shares of common stock for cash of $55,000 ($0.01 per share).

NOTE 4	CONCENTRATION OF CREDIT RISK

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $29,747 is uninsured. The company has placed its cash in a high credit quality financial institution.

NOTE 5	GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $31,438 since inception and used cash from operations of $31,253 from inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

As of October 31, 2006 the Company had total assets of $ 32,178 consisting of $ 29,747 cash and $ 2,431 in prepaid expenses. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at October 31, 2006 totaled $ 2,616 consisting of accounts payables and accrued expenses.

For the three month period ending October 31, 2006 the Company generated no revenues and has incurred operating expenses of $ 11,673 consisting of $ 3,316 in accounting and auditing fees, $ 6,249 in general and administrative expenses and $ 2,108 in listing and filing fees.

For the six month period ending October 31, 2006 the Company generated no revenues and has incurred operating expenses of $ 21,245 consisting of $ 9,550 in accounting and auditing fees, $ 6,518 in general and administrative expenses, $ 2,108 in listing and filing fees and $ 3,069 in legal fees.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three month period ended October 31, 2006, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Lucky Strike mineral property.

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

Due to heavy snow fall on the property in the month of October/November 2006, we were not able to commence and complete the recommended phase one of the exploration work program as we had previously disclosed in our reporting documents. Consequently we have revised our Plan of Operation to commence this first phase of the exploration work program in the month of March 2007.

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

The Company has retained a market maker to sponsor a 15c211 application with the National Association of Securities Dealers (NASD) in order to have its common shares posted for trading on the NASD Over the Counter Bulletin Board (OTC BB) upon approval of this application. The application cleared comments with NASD and, on November 5, 2006, the company’s shares were posted for trading on the OTC Bulletin Board under the trading symbol NLAM.OB.

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

Mineral Interest

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of October 31, 2006, the Company had expensed $9,500 related to the mineral rights acquisition and exploration costs.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and with a negative cash flow from operations of $31,253 from inception. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

None

Item 6.	Exhibits and Report on Form 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

31.2	Certification of Chief Accounting Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

32.2	Certification of Chief Accounting Officer pursuant to U. S. C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on form 8K during the three months ending October 30, 2006.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nilam Resources Inc.

/s/ “Karamjit Gill”
Karamjit Gill, Director

Date: December 14, 2006