Form 10QSB
period 2007-01-31
Nilam Resources Inc.
filed 2007-03-22
CIK 1368714

United States
Securities and Exchange Commission
Washington, D.C. 20549

Form 10-QSB

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2007

[  ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE  EXCHANGE ACT

For the transition period from ______________ to ________________

Commission File Number: 333-135980

NILAM RESOURCES INC.

(Exact name of small business issuer as specified in its charter)

Nevada	98-0487414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

42 Camden Street, Suite 503, Toronto, Ontario M5V 1V1

 (Address of principal executive offices)

1-416-823-0915

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒  No ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒  No ☐

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 57,500,000 shares as of March 19, 2007.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

NILAM RESOURCES INC.
INDEX

PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF JANUARY 31, 2007
(UNAUDITED)
(STATED IN U.S. DOLLARS)

ASSETS

CURRENT ASSETS
Cash	$20,618
Prepaid	5,321

TOTAL ASSETS	$25,939

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,769

TOTAL LIABILITIES	2,769

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and
outstanding	-
Common stock, $0.001 par value, 345,000,000 shares authorized, 57,500,000 shares
issued and outstanding	57,500
Additional paid in capital	3,500
Accumulated deficit during exploration stage	(37,830)
Total Stockholders’ Equity	23,170

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$25,939

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

	For the Three Months Ended January 31, 2007	For the Three Months Ended January 31, 2006	For the Nine Months Ended January 31, 2007	For the Period From July 11, 2005 (Inception) to January 31, 2006	For the Period From July 11, 2005 (Inception) to January 31, 2007
OPERATING EXPENSES
Accounting and auditing fees	$2,469	$-	$12,019	$-	$12,784
Exploration costs and expenses	700	-	700	-	10,200
General and administrative	37	-	6,555	-	6,691
Listing and filing fees	1,576	-	3,684	200	4,384
Legal fees	1,610	-	4,679	-	4,679

Total Operating Expenses	6,392	-	27,637	200	38,738
LOSS FROM OPERATIONS	(6,392)	-	(27,637)	(200)	(38,738)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	-	-	908

Total Other Income	-	-	-	-	908

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(6,392)	-	(27,637)	(200)	(37,830)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(6,392)	$-	$(27,637)	$(200)	$(37,830)

Net loss per share - basic and diluted	$-	$-	$-	$-	$-

Weighted average number of shares outstanding during the period - basic and diluted	57,500,000	N/A	57,500,000	N/A	31,203,865

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

	For the Nine Months Ended January 31, 2007	For the Period From July 11, 2005 (Inception) to January 31, 2006	For the Period From July 11, 2005 (Inception) to January 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(27,637)	$(200)	$(37,830)
Adjustments to reconcile net loss to net cash used in operating activities:
Prepaid	(5,321)	-	(5,321)
Accounts payable and accrued expenses	(2,231)	(200)	2,769
Net Cash Used In Operating Activities	(35,189)	-	(40,382)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	-	61,000
Net Cash Provided By Financing Activities	-	-	61,000

NET INCREASE (DECREASE) IN CASH	(35,189)	-	20,618

CASH AT BEGINNING OF PERIOD	55,807	-	-

CASH AT END OF PERIOD	$20,618	$-	$20,618

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JANUARY 31, 2007

NOTE 1  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the U.S. Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results if operations.

It is management’s opinion however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the year.

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

(E) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of January 31, 2007, the Company had expensed $10,200 related to its mineral rights acquisition and exploration costs.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2007 and 2006, there were no common share equivalents outstanding.

(G) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. As of January 31, 2007, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JANUARY 31, 2007

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

NOTE 2  MINERAL PROPERTY

Lucky Strike Property

Pursuant to a mineral property purchase and sale agreement dated March 1, 2006, the Company acquired a 100% interest in the mineral rights at the Lucky Strike Property located in the Similkameen Mining Divison, British Columbia, Canada for a purchase price of $3,000. The property has registered an anomalous copper-gold assay from a 6.56 foot chip sample and returned 0.823% cooper and 0.46g/ton gold. The Company incurred $10,200 of exploration expenditures as of January 31, 2007.

NOTE 3  STOCKHOLDERS’ EQUITY

On February 28, 2006, the Company issued 6,000,000 shares of common stock to its founders for cash of $6,000 ($0.001 per share).

On April 28, 2006, the Company issued 5,500,000 shares of common stock for cash of $55,000 ($0.01 per share).

On February 26, 2007, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of March 5, 2007. Per share weighted average share amounts have been retroactively restated in the accompanying financial statements and related notes to reflect this stock split.

NOTE 4  CONCENTRATION OF CREDIT RISK

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $20,618 is uninsured. The Company has placed its cash in a high credit quality financial institution.

NOTE 5  GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company has accumulated a deficit of $37,830 since inception and used cash from operations of $40,382 from inception, has yet to achieve profitable operations and further losses are anticipated in the development of its business, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

NOTE 6  SUBSEQUENT EVENTS

On February 26, 2007, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company effective on March 5, 2007. The Company was issued a new trading symbol of “NILR” for its common stock.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

Forward-Looking Statements and Information

When used in this report, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. These risks and uncertainties, many of which are beyond our control, include (i) the sufficiency of existing capital resources and the Company's ability to raise additional capital to fund cash requirements for future operations; (ii) volatility of the stock market; and (iii) general economic conditions. Although the Company believes the expectations reflected in these forward-looking statements are reasonable, such expectations may prove to be incorrect.

“ The following discussion of the Company's financial condition and results of operations should be read in connection with the Company's financial statements and notes thereto appearing elsewhere herein. Factors that could cause or contribute to differences from the financial statements include, but are not limited to, risks and uncertainties related to the need for additional funds, the growth of its operations and the ability of the Company to operate profitably.”

Results of Operations

Comparison of operations for the three months ended January 31, 2007 with the three months ended January 31, 2006.

The Company had a net loss of $6,392 during the three month period ended January 31, 2007 compared to a net loss of $ 0 for the comparable period in 2006. Components of the changes in net loss are discussed below.

Exploration costs and expenses increased to $700 for the quarter ended January 31, 2007 compared to the same corresponding quarter in 2006 of $0. The increase was in line with increases in its mining exploration activities in Canada.

General and administrative expenses increased by $37 for the quarter ended January 31, 2007, compared to the same corresponding quarter in 2006 of $0.

Listing and filing fees increased from $0 in the same quarter last year to $1,576 for the quarter ended January 31, 2007.

Accounting, auditing and legal fees increased to $4,079 to for the quarter ended January 31, 2007, compared to the same corresponding quarter in 2006 of $0.

Comparison of operations for the nine months ended January 31, 2007 with the period from the Company’s inception July 11, 2005 to January 31, 2006.

The Company had a net loss of $27,637 during the nine month period ended January 31, 2007 compared to a net loss of $200 for the comparable period from inception to January 31, 2006. Components of the changes in net loss are discussed below.

Exploration costs and expenses increased to $700 for the nine month period ended January 31, 2007 compared to the period from inception to January 31, 2006 of $0. The increase was in line with increases in its mining exploration activities in Canada.

General and administrative expenses increased to $6,555 for the nine month period ended January 31, 2007, compared to inception to January 31, 2006 of $0.

Listing and filing fees increased from to $3,684 for the nine month period ended January 31, 2007 from $200 in the period from inception to January 31, 2006.

Accounting, auditing and legal fees increased to $16,698 for the nine month period ended January 31, 2007 as compared to $0 from the period from inception to January 31, 2006.

Contractual Obligations

The following table is a summary of the Company's contractual obligations as of January 31, 2007:

	Total	Less Than One Year	1-3 Years	Thereafter

Operating Leases	$850	$850	—	—

Unconditional Purchase Obligations	—	—	—	—

Other Long-Term Obligations	—	—	—	—

Critical Accounting Policies

 Nilam Resources Inc.’s discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to impairment of long-lived assets, any potential losses from pending litigation and deferred tax asset or liability. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions; however, we believe that our estimates, including those for the above-described items, are reasonable.

Recent Accounting Pronouncements

SFAS 155, Accounting for Certain Hybrid Financial Instruments and SFAS 156, Accounting for Servicing of Financial Assets were recently issued. SFAS 155 and 156 have no current applicability to the Company and have no effect on the financial statements.

Liquidity and Capital Resources

At January 31, 2007 the Company had $20,618 in cash on hand. The Company does not have enough cash on hand to satisfy our minimum cash requirements for the next twelve months. The Company anticipates incurring additional losses as a result of exploration and development expenses, and expenses associated with the operations of the Company. The Company does not anticipate any revenue in the near future until its mineral interests have reached the point of economic viability and additional expenditures are necessary to determine if any future revenues will be generated from these properties. The Company must rely on corporate officers, directors and outside investors in order to meet its budget for further exploration and acquisitions. If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations regarding the exploration and development of its Canadian properties, to complete acquisitions, or to continue as a going concern.

ITEM 3. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/President/Treasurer and its principal accounting officer (collectively, the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officer has concluded (based upon his evaluation of these controls and procedures as of a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no significant changes in the Company's internal controls or other factors that could significantly affect such controls subsequent to the date of his evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEMS 5. OTHER INFORMATION

On February 26, 2007, the Board of Directors of the Company voted to approve a 5 for 1 forward stock split, and to increase the total authorized shares of common stock from 69,000,000 shares to 345,000,000 shares. The stock split became effective March 16, 2007. A new trading symbol of NILR has been assigned to the common stock fo the Company for trading on the NASD Electronic Bulletin Board over-the-counter market (OTC-BB).

On February 5, 2007, Mr. Sarvinder Pabla and Mr. Karmajit Gill resigned from their positions as officers and directors of the Company. Mr. Michael Sklavenitis is serving the Company as the Chief Executive Officer, Treasurer and as Chairman of the Board of Directors.

ITEM 6. EXHIBITS

(a) Exhibits.

3.1	Amendment to Articles of Incorporation filed in March 2007 with the Nevada Secretary of State.

31.1	Certification of Michael Sklavinitis

32	Certification of Michael Sklavenitis

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nilam Resources Inc.

Date: March 22, 2007	By:	/s/ Michael Sklavenitis
Michael Sklavenitis Chief Executive Officer, President, Treasurer and principal accounting officer