Form 10KSB
period 2007-04-30
Nilam Resources Inc.
filed 2007-07-30
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2007

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-135980

NILAM RESOURCES INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0487414 (I.R.S. Employer Identification No.)

42 Camden Street, Suite 503
Toronto, Ontario M5V 1V1 Canada

(Address of principal executive offices)

416-823-0915

 Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
N/A	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

 (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |X|

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes |X | No |_|

State issuer's revenues for its most recent fiscal year: None.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of July 27, 2007: 23,510,000 shares valued at $.10, or $2,351,000.

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes |_| No |_|

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the registrant's common stock outstanding as of July 27, 2007: 57,500,000 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

None.
Transitional Small Business Disclosure Format: Yes |_| No |X|

TABLE OF CONTENTS

INDEX

PART I

Item 1.	Description of Business
Item 2.	Description of Property
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

PART II

Item 5.	Market for Common Equity and Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities
Item 6.	Management's Discussion and Analysis or Plan of Operation
Item 7.	Financial Statements
Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure
Item 8A.	Controls and Procedures
Item 8B.	Other Information

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act
Item 10.	Executive Compensation
Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 12.	Certain Relationships and Related Transactions, and Director Independence
Item 13.	Exhibits
Item 14.	Principal Accountant Fees and Services

Signatures

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are an exploration stage mining company engaged in the acquisition and exploration of mineral properties with a view to exploiting any mineral deposits we discover. The Company owns a 100% beneficial interest in one mineral claim known as the Lucky Strike property. There is no assurance that a commercially viable mineral deposit exists on the Lucky Strike property.

Mineral property exploration is typically conducted in phases. Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. The Company has not yet commenced exploration on the Lucky Strike property. Once we have completed each phase of exploration, we will make a decision as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the independent geologist who oversees the program and records the results.

Our plan of operation is to conduct exploration work on the Lucky Strike property in order to ascertain whether it possesses economic quantities of copper, gold, or other metals. There can be no assurance that an economic mineral deposit exists on the Lucky Strike property until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Lucky Strike property and we are successful in identifying a mineral deposit, we will have to spend substantial funds on further drilling and engineering studies before we will know if we have a commercially viable mineral deposit.

Lucky Strike Property Acquisition Agreement

On March 1, 2006, the Company entered into a property acquisition agreement with Patricia Shore of Vancouver, Canada, whereby we purchased a 100% undivided right, title, and interest in one mineral claim located in the Similkameen Region, Jura B.C. Project Area, British Columbia, Canada. The Company acquired this interest in the Lucky Strike mineral claim by paying Ms. Shore $3,000.

Description, Location and Access

The Lucky Strike property is situated in the Similkameen Mining Division, British Columbia, Canada. It is located six miles northeast of the Town of Princeton in the southern part of the Thompson Plateau, which is a few hours drive from Vancouver, British Columbia. The property totals 310 acres and lies between the confluence of the Tulameen and Similkameen rivers with elevations ranging from 2,850 feet to 3,400 feet above sea level. The property’s physiographic setting is described as a rounded, open range plateau terrain that has been altered by the erosional and depositional drift cover effects of glaciation during the Ice Age era. Drift cover thickness in the valleys varies.

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

Title to the Lucky Strike property

The Lucky Strike property consists of one mineral claim. A “mineral claim” refers to a specific section of land over which a title holder owns rights to explore the ground and subsurface, and extract minerals. Title to the Lucky Strike property is registered in the name of Patricia Shore. Ms. Shore holds the property in trust for the Company.

Claim details are as follows:

Claim Name	Tenure Number	Expiry Date

Lucky Strike	530018	March 13, 2008

The claim was created on March 1, 2006 and was in good standing until March 13, 2007 when our claim would have expired unless we had completed the required assessment work by this date. The Company completed the required assessment work and renewed our claim which is now in good standing until March 13, 2008.

Mineralization

The Lucky Strike property contains iron sulphide and iron disulphide mineralization. These rock types are often found in proximity to the precious and base metals that we are seeking.

The property was described in the 1927 British Columbia Minister of Mines Annual Report as containing chalcopyrite (copper-iron sulphide) and pyrite (iron sulphide) occurrences with an abundance of malachite-stain (copper carbonate) in volcanic rock.

Exploration History

In 1969, a survey was conducted by Lockwood Survey Corporation of Toronto, Ontario for Amax Exploration Inc. The results revealed moderate magnetic patterns across the center of the property in west to east directions, suggesting a change in rock-type, making the property receptive to mineralising fluids ascending from underlying intrusions.

In 1987, chip samples at over 6.56 feet were taken and analysed for copper and gold.

The property has not undergone any detailed ground exploration work or drilling.

Geological Report

The Company retained Mr. James W. McLeod, a professional geologist, to complete an evaluation of the Lucky Strike property and to prepare a geology report on our claim.

Based on his review, Mr. McLeod concluded that the Lucky Strike property warranted further exploration due to geochemistry and inferred geological continuity, as well as the lack of previous exploration.

Mr. McLeod recommended an initial exploration program consisting of three phases. The first phase consisting of prospecting and geological mapping and hand trenching. Prospecting involves analyzing rocks on the property surface with a view to discovering indications of potential mineralization. Geological mapping consists of gathering chip samples and grab samples from property areas with the most potential to host economically significant mineralization. Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold, or industrial metals such as copper. All samples gathered are sent to a laboratory where they are crushed and analysed for metal content. Trenching typically involves removing surface dirt and rock and gathering rock and soil samples from below the property’s surface in areas with the most potential to host economically significant mineralization.

Mr. McLeod, as commissioned by the Company, commenced the first phase of exploration in April 2006 and completed Phase I in May 2006. Phase I included reconnaissance prospecting, hand trenching, and sampling of the mineralized material. Four samples were taken during Phase I, revealing the presence of copper, gold, and various other minerals as described in the attached Progress Report. The first phase cost $4,500 as described below.

Budget - Phase I

Geological Mapping	$2,000
Trenching and sampling including assays	1,200
Food and Lodging	500
Reports, maps, etc.	800
Total Cost Phase I:	$4,500

Based on the presence of copper, gold, and other minerals located within the Company’s claim, Mr. McLeod recommended that the Company commence Phase II when able to do so. The second phase will consist of magnetometer and VLF electromagnetic surveys. A magnetometer surveys measure the irregularities in the magnetic field in a given area. VLF is an abbreviation for very low frequency and an electromagnetic survey involves measuring whether or not rocks on the surface and subsurface of the property conduct electricity. Copper and gold are excellent conductors of electricity.

The second phase is estimated to cost $12,500 as outlined below. The Company anticipates commencing the second phase of exploration in the fall of 2007 assuming we are satisfied with the results of the first phase. The program will take approximately two months to complete.

Budget - Phase II

Magnometer and VLF surveys	$7,000
Engineering and supervision.	2,500
Grid installation	600
Reports, Assays, etc.	1,200
Food and Lodging	500
Transportation	700
Total Cost Phase II:	$12,500

The third phase will consist of induced polarized survey over anomalous zones of interest outlined by Phase I and II fieldwork, trenching, and mapping and sampling of bedrock anomalies. A polarized survey is used for the purpose of identifying magnetic minerals. The survey involves using a magnetic force microscope (MFM), which is a scanning probe microscope that measures the magnetic interaction between a grab sample and the tip of the probe. Geological mapping involves plotting previous exploration data relating to a property on a map in order to determine the best property locations to conduct subsequent exploration work. Anomalous/bedrock anomalies refer to any departure from the nom that may indicate the presence of mineralization in the underlying bedrock on the property.

The third phase is estimated to cost $40,000 as outlined below. The Company anticipates commencing the third phase of exploration in the spring of 2008 assuming we are satisfied with the results of the second stage. The program will take approximately three months to complete.

Budget - Phase III

Geological mapping and trenching	$15,000
Polarized survey	10,000
Engineering and supervision.	12,000

Reports, Assays, etc.	2,000
Food and Lodging	800
Transportation	200
Total Cost Phase III:	$40,000

Total Estimated Cost Phase I, II, and III	$57,000

Compliance with Government Regulation

The Company will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in British Columbia.

The Company will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs. Because there is presently no information on the size, tenor, or quality of any resource or reserve at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If the Company enters into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment. Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;

-	Dust generation will have to be minimal or otherwise re-mediated;

-	Dumping of material on the surface will have to be re-contoured and re-vegetated;

-	An assessment of all material to be left on the surface will need to be environmentally benign;

-	Ground water will have to be monitored for any potential contaminants;

-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-	There will have to be an impact report of the work on the local fauna and flora.

Inherent Risks in Our Business and the Mining Industry

The search for valuable minerals as a business involves substantial risks. The likelihood of our success and success in the mining industry must be considered in light of the substantial risks, problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that the Company plans to undertake. These potential problems include, but are not limited to, the inherent speculative nature of exploration of mining properties, numerous hazards including pollution, cave-ins and other hazards against which we cannot, or may elect not to, insure, burdensome government regulations and other legal uncertainties, market fluctuations relating to the minerals and metals which we seek to exploit, other unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

Employees

The Company has no employees other than Sandy Sandhu, our Chief Executive Officer, President, Treasurer, Secretary and director.

Research and Development Expenditures

The Company has not incurred any research or development expenditures since our incorporation other than those incurred during Phase I of our development program on the Lucky Strike claim.

Subsidiaries

The Company does not have any subsidiaries.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patents or trademarks.

Reports to Security Holders

Although we are not required to deliver a copy of our annual report to our security holders, we will voluntarily send a copy of our annual report, including audited financial statements, to any registered shareholder who requests it. The Company undertook to file reports with the U.S. Securities and Exchange Commission when our registration statement on Form SB-2 was declared effective.

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns the mineral exploration rights relating to the Lucky Strike mineral property located in the Similkameen Mining Division, British Columbia, Canada. We do not own interest in any other mining properties.

The Company maintains an office at Suite 503-42 Camden St., Toronto, Ontario M5V 1V1 which is provided to the Company at no cost.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The shareholders of the Company elected Sandy Sandhu to the Board of Directors on April 21, 2007, as described in the Company’s Form 8-K filing dated April 21, 2007.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock has been listed on the NASD over-the-counter Electronic Bulletin Board. However, there is no established trading market for the Common Stock and no active trading activity has occurred. Consequently, the Company is of the belief that any published prices cannot be attributed to a liquid and active trading market and, therefore, cannot be indicative of any meaningful market value.

Our Common Stock is traded on the OTC Bulletin Board under the trading symbol NILR. The following table below presents the closing high and low closing bid prices for our common stock for each quarter from October, 2006 through June, 2007. These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions. We obtained the following information from Pink Sheets LLC.

	Closing Bid Prices
Year ended December 31, 2006	High	Low
4th Quarter	$0.10	$0.10

Year ending December 31, 2007
1st Quarter (1)	$0.25	$0.10
2nd Quarter	$0.10	$0.10

(1)  The Common Stock of the Company had a five for one forward stock split in March 2007.

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

The Company did not repurchase any shares of its issued and outstanding shares of common stock during the fiscal year ended April 30, 2007.

The Company did not sell any unregistered equity securities during its fiscal year ended April 30, 2007.

As of April 30, 2007, the Company had 22 registered shareholders of record.

The stock transfer agent and registrar for the Common Stock of the Company is Empire Stock Transfer Inc., 7251 West Lake Mead Blvd. Suite 300, Las Vegas, NV 89128.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information and Cautionary Statements

When used in this report on Form 10-KSB, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, we do not assume responsibility for the accuracy and completeness of such forward-looking statements. We are under no duty to update any of the forward-looking statements after the date of this report to conform such statements to actual results.

Plan of Operation

Our plan of operation for the next twelve months is to complete the recommended phase two exploration program on the Lucky Strike property consisting of a magnetometer, VLF electromagnetic, and polarized surveys. The Company anticipates that this phase of the exploration program will cost approximately $12,500. To date, the Company has completed Phase I of our exploration process, but we have not yet commenced Phase II or Phase III on the Lucky Strike property.

The Company hopes to undertake the phase two work program during 2007 and 2008. Currently it is doubtful whether the Company has sufficient financial resources to fund the phase two work program. If the company cannot raise additional money, we may not be able to continue with the phased exploration process on our property. The Company does not have any verbal or written agreement regarding the retention of any qualified engineer or geologist for this exploration program.

Should the Company be able to complete Phase II in the fall of 2007, we will then undertake the phase three work program during the spring of 2008. Phase III is estimated to take approximately three months to complete and cost $40,000.

While the Company may have enough funds to cover anticipated expenses for Phase II of the exploration work program, we will require additional funding in order to proceed with Phase III and any additional recommended exploration on the Lucky Strike property following the completion of the phase two program. The Company anticipates that additional funding will be in the form of equity financing from the sale of our common stock or from loans. The Company does not have any arrangements in place for any future equity financing or loans.

Results of Operations from the Period of Inception through April 30, 2007

The Company began operations on July 11, 2005. The Company has not earned any revenues since our incorporation on July 11, 2005 to April 30, 2007. We do not anticipate earning revenues unless we enter into commercial production on the Lucky Strike property, which is doubtful in the foreseeable future. The Company has not completed the exploration stage of our business and can provide no assurance that we will discover economic mineralization on the Lucky Strike property, or if such minerals are discovered, that we will enter into commercial production.

The Company incurred operating expenses in the amount of $79,580 for the period from our inception on July 11, 2005 to April 30, 2007. These operating expenses were comprised primarily of exploration costs and expenses of $10,200, professional fees (auditing and legal) of $27,257, listing and filing fees of $5,310 and general and administrative expenses of $36,813. These expenses were offset by our realization of $908 for foreign currency tranaction gain, resulting in a net loss from inception of $78,682.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors have expressed that there is substantial doubt that we will be able to continue as a going concern.

Results of Operation

Comparison of the Years Ended April 30, 2007 and 2006.

The Company anticipates incurring a loss as a result of exploration and development expenses, and expenses associated with the operations of the Company. The Company does not anticipate any revenue in the near future until its mineral interests have reached the point of economic viability. Additional expenditures are necessary to determine if any future revenues will be generated from our mining properties. The Company incurred losses in the year ended April 30, 2007 and in the period from inception on July 11, 2005 (date of inception), to the year ended April 30, 2006 (the “period ended April 30, 2006).

For the year ended April 30, 2007 compared to the period ended April 30, 2006, the Company had a net loss of $68,479 and $10,193, respectively.

Mining exploration costs decreased by $8,800 to $700 during the year ended April 30, 2007 as compared to $9,500 for the comparable period ended April, 30 2006, due primarily to the fact that Phase I of our exploration program was substantially completed during fiscal 2006.

General and administrative expenses increased from $136 during the period ended April 30, 2006, to $36,677 for the fiscal year ended April 30, 2007.

Professional fees and expenses increased 3,363% from $765 during the year ended April 30, 2006, to $26,492 for the year ended 2007.

Liquidity and Capital Resources

At April 30, 2007, the Company had current assets of $15,252, working capital of $12,328, and had used $42,780 in operating activities during the year ended April 30, 2007. The Company has an accumulated deficit of $78,672 since the inception of the Company on July 11, 2005 through April 30, 2007; and has had a negative cash flow of $47,973 since inception. As a result, the independent auditors of the Company have expressed substantial doubt about the Company’s ability to continue as a going concern.

On February 28, 2006, we completed an offering of 30,000,000 shares (post-split) of our Common Stock at a price of $0.0002 per share. Of these shares, we issued 15,000,000 shares (post-split) of our common stock to the Company’s President at that time, Mr. Karamjit Gill, and 15,000,000 shares (post-split) to the Company’s Chief Financial Officer at that time, Mr. Michael Sklavenitis. The total amount received from this offering was $6,000. These shares were issued in reliance upon Regulation S under the Securities Act of 1933. The Company also completed an offering of 27,500,000 shares (post-split) of our common stock at a price of $0.002 per share to a total of forty-five purchasers on April 28, 2006. The total amount received from this offering was $55,000. These shares were also issued pursuant to Regulation S under the Securities Act of 1933. The figures represented in this paragraph reflect share amounts after a five-for-one forward split executed by the Company in March 2007 after the Company’s two stock offerings.

The proceeds from the sale of the common stock have been used for general corporate purposes and for mining exploration.

The Company must rely on our corporate officers, directors and outside investors in order to meet its budget for further exploration and acquisitions. If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations regarding the exploration and development of its Canadian mining properties, to complete aquisitions, or to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

April 30, 2007

(Stated in US Dollars)

CONTENTS

PAGE	F-1	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

PAGE	F-2	BALANCE SHEET AS OF APRIL 30, 2007

PAGE	F-3	STATEMENT OF OPERATIONS FOR THE YEAR ENDED APRIL 30, 2007 , FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2006, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2007)

PAGE	F-4	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2007

PAGE	F-5	STATEMENT OF CASH FLOWS FOR THE YEAR ENDED APRIL 30, 2007, FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2006, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2007

PAGES	F-6 - F-8	NOTES TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Nilam Resources, Inc.
(An Exploration Stage Company)

We have audited the accompanying balance sheet of Nilam Resources, Inc. (an exploration stage company) as of April 30, 2007 and the related statements of operations, changes in stockholders’ equity and cash flows for the year ended April 30, 2007, for the period from July 11, 2005 (inception) to April 30, 2006, and for the period from July 11, 2005 (inception) to April 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Nilam Resources, Inc. (an exploration stage company) as of April 30, 2007 and the results of its operations and its cash flows for year ended April 30, 2007, for the period from July 11, 2005 (inception) to April 30, 2006, and for the period from July 11, 2005 (inception) to April 30, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 5 to the financial statements, the Company is in the exploration stage with no operations, an accumulated deficit of $78,672 from inception and has negative cash flows from operations of $47,973 from inception. These factors raise substantial doubt about its ability to continue as a going concern. Management’s plans concerning this matter are also described in Note 5. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

WEBB & COMPANY, P.A.

Boynton Beach, Florida
July 11, 2007

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF APRIL 30, 2007
(STATED IN U.S. DOLLARS)

ASSETS

CURRENT ASSETS
Cash	$13,027
Prepaid	2,225

TOTAL ASSETS	$15,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$2,924

TOTAL LIABILITIES	$2,924

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and
outstanding	-
Common stock, $0.001 par value, 345,000,000 shares authorized, 57,500,000 shares
issued and outstanding	57,500
Additional paid in capital	33,500
Accumulated deficit during exploration stage	(78,672)
Total Stockholders’ Equity	12,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$15,252

See accompanying notes to audited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS
((STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2007	For the Period From July 11, 2005 (Inception) to April 30, 2006	For the Period From July 11, 2005 (Inception) to April 30, 2007
OPERATING EXPENSES
Accounting and auditing fees	$13,716	$765	$14,481
Exploration costs and expenses	700	9,500	10,200
General and administrative	36,677	136	36,813
Listing and filing fees	4,610	700	5,310
Legal fees	12,776	-	12,776

Total Operating Expenses	68,479	11,101	79,580
LOSS FROM OPERATIONS	(68,479)	(11,101)	(79,580)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	908	908

Total Other Income	-	908	908

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(68,479)	(10,193)	(78,672)

Provision for Income Taxes	-	-	-

NET LOSS	$(68,479)	$(10,193)	$(78,672)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period - basic and diluted	57,500,000	6,433,447	34,760,638

See accompanying notes to audited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2007
(AUDITED)
(STATED IN U.S. DOLLARS)

						Accumulated
	Preferred				Additional	Deficit During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.0002 per share)	-	$-	30,000,000	$30,000	$(24,000)	$-	$6,000

Common stock issued for cash ($0.002 per share)	-	-	27,500,000	27,500	27,500	-	55,000

Net loss for the period from July 11, 2005 (inception) to April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	$-	57,500,000	$57,500	$3,500	$(10,193)	$50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000

Net loss for the year ended April 30, 2007	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	$-	57,500,000	$57,500	$33,500	$(78,672)	$12,328

See accompanying notes to audited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(AUDITED)
(STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2007	For the Period From July 11, 2005 (Inception) to April 30, 2006	For the Period From July 11, 2005 (Inception) to April 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(68,479)	$(10,193)	$(78,672)
Adjustments to reconcile net loss to net cash used in operating activities:

In-kind contribution of stock	30,000	-	30,000
Prepaid	(2,225)	-	(2,225)
Accounts payable and accrued expenses	(2,076)	5,000	2,924
Net Cash Used In Operating Activities	(42,780)	(5,193)	(47,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	61,000	61,000
Net Cash Provided By Financing Activities	-	61,000	61,000

NET INCREASE (DECREASE) IN CASH	(42,780)	55,807	13,027

CASH AT BEGINNING OF PERIOD	55,807	-	-

CASH AT END OF PERIOD	$13,027	$55,807	$13,027

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to audited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(AUDITED)
AS OF APRIL 30, 2007

NOTE 1           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ORGANIZATION

(A) Organization

Nilam Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.

(B) Use of Estimates

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

(C) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(D) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of April 30, 2007, the Company had expensed $10,200 related to its mineral rights acquisition and exploration costs.

(E) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of April 30, 2007 and 2006, there were no common share equivalents outstanding.

(F) Income Taxes

The Company accounts for income taxes under the Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“Statement 109”). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. As of April 30, 2007, the Company has a net operating loss carryforward of approximately $48,672 available to offset future taxable income through 2027. The valuation allowance at April 30, 2007 was $16,548. The net change in the valuation allowance for the year ended April 30, 2007 was an increase of $13,083.

(G) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. As of April 30, 2007, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

(H) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(I) Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,“Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements

In September 2006, the FASB issued Statement No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company’s financial statements.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108.

In February 2007, the FASB issued Statement No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

NOTE 2  MINERAL PROPERTY

Lucky Strike Property

Pursuant to a mineral property purchase and sale agreement dated March 1, 2006, the Company acquired a 100% interest in the mineral rights at the Lucky Strike Property located in the Similkameen Mining Division, British Columbia, Canada for a purchase price of $3,000. The property has registered an anomalous copper-gold assay from a 6.56 foot chip sample and returned 0.823% cooper and 0.46g/ton gold. The Company incurred $10,200 of exploration expenditures as of April 30, 2007.

NOTE 3  STOCKHOLDERS’ EQUITY

On February 28, 2006, the Company issued 30,000,000 shares of common stock to its founders for cash of $6,000 ($0.0002 per share).

On April 28, 2006, the Company issued 27,500,000 shares of common stock for cash of $55,000 ($0.002 per share).

On February 26, 2007, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of March 5, 2007. All share and per share amounts have been retroactively restated to reflect this stock split.

During fiscal 2007, a former officer and director gave the President and Chief Financial Officer 15,000,000 shares of the Company’s common stock. The shares were valued for financial statements purpose at a recent price of $0.002 per share or $30,000.

NOTE 4  CONCENTRATION OF CREDIT RISK

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $13,027 is uninsured. The Company has placed its cash in a high credit quality financial institution.

NOTE 5  GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company is in the exploration stage with no operations, an accumulated deficit of $78,672 from inception and has negative cash flows from operations of $47,973 from inception , raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/President and its chief financial officer/principal accounting officer (collectively, the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. Such officers have concluded (based upon their evaluation of these controls and procedures as a date within 90 days of the filing of this report) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officers also have indicated that there were no changes in the Company internal controls or other factors that could significantly affect such controls subsequent to the date of evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the April 30, 2007 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Mineral Property
Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of commercially minable deposits and have to be expensed.

Long-Lived Assets
The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 AAccounting for Goodwill and Other Intangible Assets@ and AAccounting for Impairment or Disposal of Long-Lived Assets@ (ASFAS No. 142 and 144@). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

Foreign Currency Translation
In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. The Company recorded a transaction loss from the settlement of subscriptions receivable received in Canadian Dollars. The loss was determined at the exchange rates on the date of settlement

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued Interpretation 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,“Accounting for Income Taxes.” FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements

In September 2006, the FASB issued Statement No. 157,“Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158,“Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company’s financial statements.

In September 2006, the Securities Exchange Commission issued Staff Accounting Bulletin No. 108 (“SAB No. 108”). SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. When the effect of initial adoption is material, companies will record the effect as a cumulative effect adjustment to beginning of year retained earnings and disclose the nature and amount of each individual error being corrected in the cumulative adjustment. SAB No. 108.

In February 2007, the FASB issued Statement No. 159,“The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

ITEM 8B. OTHER INFORMATION

During the year ended April 30, 2007, Mr. Karamjit Gill resigned as the Chief Executive Officer, President and director of the Company and Mr. Sarvrinder Pabla resigned as a Director of the Company as described in the Company’s Form 8-K filing of February 8, 2007. There have been no disagreements between the Company and Mr. Gill or Mr. Pabla regarding the Company’s operations, policies or practices. In April 2007, Mr. Michael Sklavenitis resigned as the Chief Executive Officer, President, and a director of the Company, and there have been no disagreements between the Company and Mr. Sklavenitis regarding the Company's operations, policies or practices.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the name, age, and positions with the Company for each of the present directors and officers of the Company.

Name	Age	Position

Sandy Sandhu	25	Chief Executive Officer, President, Treasurer, Secretary and Chairman of the Board of Directors

Sandy Sandhu was elected to the Board of Directors of the Company by the Company’s shareholders effective April 21, 2007. The Board of Directors of the Company then appointed Sandy Sandhu as Chief Executive Officer, President, Treasurer, Secretary, and Chairman of the Board of Directors to fill the vacancy created by the resignation of Mr. Michael Sklavenitis. Ms. Sandhu was previously employed with CIBC Visa Center, Holt Renfrew and Biotherm. Ms. Sandhu is a graduate of the Blanche Macdonald Center for Applied Design, and is proficient in the English, Punjabi, and Hindi languages.

During February 2007, Mr. Karamjit Gill resigned as the Chief Executive Officer, President, and a director of the Company; and Mr. Sarvrinder Pabla resigned as a director of the Company. Effective April 21, 2007, Michael Sklavenitis resigned as the Chief Executive Officer, President, Treasurer, and a director of the Company.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

The Company has no significant employees other than the officer and director described above.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.

Code of Ethics

The Company does not have a code of ethics for our principal executive and financial officers. The Company's management intends to promote honest and ethical conduct, full and fair disclosure in our reports to the SEC, and compliance with applicable governmental laws and regulations.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission. The Company has not registered as a public company under Section 12 of the Securities Exchange Act of 1934, and therefore no reports have been filed under Section 16(a) thereunder.

ITEM 10. EXECUTIVE COMPENSATION

The officers and directors of the Company have not received a salary or other compensation from the Company. The Company has no agreement or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding employment with the Company or compensation for services. The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the issuance to such persons of any shares of the Company's authorized and unissued common stock.

All executive officers, for services in all capacities to the Company, received no compensation during the fiscal years ended April 30, 2007 and 2006.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	Other

Sandy Sandhu Chief Executive Officer, President, Treasurer, Secrectary, and Chairman of the Board of Directors	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Karamjit Gill Former Chief Executive Officer, and President	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Michael Sklavenitis Former Chief Executive Officer, Chief Financial Officer, and President	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Personal benefits received by our executive officers are valued below the levels which would otherwise require disclosures under the rules of the U.S. Securities and Exchange Commission.

We do not currently provide any contingent or deferred forms of compensation arrangements or retirement benefits.

There are no other plans, understandings, or arrangements whereby any of the Company's officers, directors, or principal stockholders, or any of their affiliates or associates, would receive funds, stock, or other assets in connection with the Company's participation in a business. No advances have been made or contemplated by the Company to any of its officers, directors, or principal stockholders, or any of their affiliates or associates.

There is no policy that prevents management from adopting a plan or agreement in the future that would provide for cash or stock based compensation for services rendered to the Company.

The Company may retain consultants from time to time to perform certain functions. During the fiscal year ended April 30, 2007, the Company did not retain any consultants and paid no consultant fees.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us that owns more than 5% of our outstanding Common Stock as of April 30, 2007, and by the officers and directors of the Comapny, individually and as a group. Except as otherwise indicated, all shares are owned directly.

		Amount of
Title of Class	Name and address of beneficial owner	beneficial	Percent of
		ownership	class

Common Stock	Michael Sklavenitis (1) 55 Brinkley Drive Brampton, ON L7A1G6 Canada	15,000,000 shares (1)	26.1%

Common Stock	Karamjit Gill #102-2 Automatic Road Brampton, Ontario L65 6K8	15,000,000 shares	26.1%

Common Stock	Erskine Management, Inc. Suite 538, 2 Old Brompton Rd. London, SW73DQ United Kingdom	3,000,000 shares	5.2%

Common Stock	Officers and directors as a group (2)	15,000,000 shares (2)	26.1%

(1)
On April 19, 2007, Mr. Sklavenitis transferred ownership of 15,000,000 shares of his Common Stock, which comprised all of Mr. Sklavenitis' ownership of stock and interest of the Company, to Sandy Sandhu, 42 Camden Street, Suite 503, Toronto, Ontario M5V 1V1 Canada.  As a result of such transfer, Mr. Sklavenitis owned no common stock or any other stock or interest in the Company, and Sandy Sandhu owned 15,000,000 shares of Common Stock, comprising of 26.1% of the class of common stock of the Company, at fiscal year ended April 30, 2007.

(2)	The Company currently has only one officer and director, Sandy Sandhu.

The percent of class is based on 57,500,000 shares of common stock issued and outstanding as of April 30, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On February 28, 2006, the Company completed an offering of 30,000,000 shares of our common stock for services. In this offering, the Company issued 15,000,000 shares of our common stock to Mr. Karamjit Gill, the Company’s President at that time, and 15,000,000 shares to Mr. Michael Sklavenitis, the Company’s Chief Financial Officer at that time. Mr. Sklavenitis, upon his subsequent resignation from the Company, transferred his 15,000,000 shares to Ms. Sandy Sandhu, the Company’s current Chief Executive Officer, President, Treasurer, and Secretary.

ITEM 13. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

3.1	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 of the Form SB-2 registration statement of the Company [File No. 333-129864] filed on July 24, 2006.

3.2	Certificate of Amendment to Articles of Incorporation

3.3	ByLaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company [File No. 333-129864] filed on July 24, 2006.

10.1	Progress Report of Phase I by James W. McLeod

10.2	Mineral Property Acquisition dated March 1, 2006, Exhibit 10.1 to the Form SB-2 registration statement of the Company [File No. 333-129864] filed on July 24, 2006, is incorporated herein by reference.

31	Certification of Sandy Sandhu.

32	Certification of Sandy Sandhu.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed by Webb & Company, P.A., our independent registered public accounting firm, for the fees billed for the fiscal years ended April 30, 2007, and 2006, are as follows:

Name	Accounting and Audit Fees	Audit Related Fees	Tax Fees	All Other Fees
For fiscal year ended
April 30, 2007	$10,906	$0	$0	$0
April 30, 2006*	$6,853	$0	$0	$0

  __________________
*	The fiscal year ended April 30, 2006, consists of the period of July 11, 2005 (the date of inception) through April 30, 2006

The Company does not currently have an audit committee. As a result, our board of directors performs the duties and functions of an audit committee. The Company's Board of Directors will evaluate and approve in advance, the scope and cost of the engagement of an auditor before the auditor renders audit and non-audit services. The Company does not rely on pre-approval policies and procedures.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Nilam Resources Inc.

Dated:  July 30, 2007

/s/ Sandy Sandhu
Chief Executive Officer, President, Treasurer, and Secretary

INDEX OF EXHIBITS ATTACHED

Exhibit
Number	Description

3.2	Certificate of Amendment to Articles of Incorporatioin

10.1	Progress Report of Phase I by James W. McLeod

31	Certification of Sandy Sandhu

32	Certification of Sandy Sandhu