Form 10QSB
period 2007-07-31
Nilam Resources Inc.
filed 2007-09-10
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[ X ] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2007.

[  ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________to _____________

Commission File Number 333-135980

NILAM RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0487414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

42 Camden Street, Suite 503
Toronto, Ontario, M5V 1V1

Issuer’s telephone number, including area code: (416) 823-0915

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes [ X ] No  [    ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [   ] No  [ X ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,500,000 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of September 5, 2007.

PART 1 – FINANCIAL INFORMATION

Item 1. Financial Statements

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEET AS OF JULY 31, 2007 (UNAUDITED)

PAGE	2	STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2007 (UNAUDITED).

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2007 (UNAUDITED).

PAGE	4	STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2007 AND 2006, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2007 (UNAUDITED).

PAGE	5 - 8	NOTES TO UNAUDITED FINANCIAL STATEMENTS

PAGE	8	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

PAGE	13	CONTROLS AND PROCEDURES

PAGE	14	OTHER INFORMATION

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF JULY 31, 2007 (UNAUDITED)
(STATED IN U.S. DOLLARS)
ASSETS

CURRENT ASSETS
Cash	$9,949
Prepaid	1,896

TOTAL ASSETS	$11,845

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$14,660

TOTAL LIABILITIES	$14,660

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and
outstanding	-
Common stock, $0.001 par value, 345,000,000 shares authorized, 57,500,000 shares
issued and outstanding	57,500
Additional paid in capital	33,500
Accumulated deficit during exploration stage	(93,815)
Total Stockholders’ Deficiency	(2,815)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$11,845

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)
(STATED IN U.S. DOLLARS)

	For the Three Months Ended July 31, 2007	For the Three Months Ended July 31, 2006	For the Period From July 11, 2005 (Inception) to July 31, 2007
OPERATING EXPENSES
Accounting and auditing fees	$6,556	$7,235	$21,037
Exploration costs and expenses	-	-	10,200
General and administrative	6	268	36,819
Listing and filing fees	375	-	5,685
Legal fees	8,206	3,069	20,982

Total Operating Expenses	15,143	10,572	94,723
LOSS FROM OPERATIONS	(15,143)	(10,572)	(94,723)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908

Total Other Income	-	-	908

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(15,143)	(10,572)	(93,815)

Provision for Income Taxes	-	-	-

NET LOSS	$(15,143)	$(10,572)	$(93,815)

Net loss per share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding during the period – basic and diluted	57,500,000	11,500,000

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2007
(UNAUDITED)
(STATED IN U.S. DOLLARS)

						Accumulated
					Additional	Deficit During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total
Common stock issued to
founders for cash ($0.0002 per
share)	-	$-	30,000,000	$30,000	$(24,000)	$-	$6,000

Common stock issued for
cash ($0.002 per share)	-	-	27,500,000	27,500	27,500	-	55,000

Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	57,500,000	57,500	3,500	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000

Net loss for the year	-	-	-	-	-	(68,479)	(68,479)
ended April 30, 2007

BALANCE, APRIL 30, 2007	-	-	57,500,000	57,500	33,500	(78,672)	12,328

Net loss for the three months	-	-	-	-	-	(15,143)	(15,143)
ended July 31, 2007

BALANCE, JULY 31, 2007	-	$-	57,500,000	$57,500	$33,500	$(93,815)	$(2,815)

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(STATED IN U.S. DOLLARS)

	For the Three Months Ended July 31, 2007	For the Three Months Ended July 31, 2006	For the Period From July 11, 2005 (Inception) to July 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(15,143)	$(10,572)	$(93,815)
Adjustments to reconcile net loss to net cash used in operating activities:

In-kind contribution of stock	-	-	30,000
Prepaid	329	(1,931)	(1,896)
Accounts payable and accrued expenses	11,736	1,184	14,660
Net Cash Used In Operating Activities	(3,078)	(11,319)	(51,051)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-
Net Cash Provided By Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	-	61,000
Net Cash Provided By Financing Activities	-	-	61,000

NET INCREASE (DECREASE) IN CASH	(3,078)	(11,319)	9,949

CASH AT BEGINNING OF PERIOD	13,027	55,807	-

CASH AT END OF PERIOD	$9,949	$44,488	$9,949

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JULY 31, 2007

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

(E) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of July 31, 2007, the Company had expensed $10,200 related to its mineral rights acquisition and exploration costs.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of July 31, 2007 and 2006, there were no common share equivalents outstanding.

(G) Income Taxes

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

 (H) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. As of July 31, 2007, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

 (I) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(J) Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,“Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements.

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

NOTE 2  MINERAL PROPERTY

Lucky Strike Property

Pursuant to a mineral property purchase and sale agreement dated March 1, 2006, the Company acquired a 100% interest in the mineral rights at the Lucky Strike Property located in the Similkameen Mining Divison, British Columbia, Canada for a purchase price of $3,000.  The Company incurred $10,200 of exploration expenditures as of July 31, 2007.

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

During fiscal 2007, a former officer and director gave the President and Chief Financial Officer 15,000,000 shares of the Company’s common stock. The shares were valued for financial statements purpose at a recent price of $0.02 per share or $30,000.

NOTE 4  CONCENTRATION OF CREDIT RISK

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $9,949 is uninsured. The Company has placed its cash in a high credit quality financial institution.

NOTE 5  GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company is in the exploration stage with no operations, an accumulated deficit of $93,815 from inception and has negative cash flows from operations of $51,051 from inception , raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

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

The claims were created on March 1, 2006 and are in good standing until March 13, 2008. On this date the claims will expire unless we complete and register required assessment work.

As of July 31, 2007 the Company had total assets of $11,845 consisting of $9,949 cash and $1,896 in prepaid expenses. This represents the Company’s present and only sources of liquidity.

The Company’s liabilities at July 31, 2007 totaled $14,660 consisting of accounts payables and accrued expenses.

For the three month period ending July 31, 2007 the Company generated no revenues and has incurred operating expenses of $15,143 consisting of $6,556 in accounting and auditing fees and $8,206 in legal fees.

The on-going negative cash flow from operations raises substantial doubt about the Company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three month period ended July 31, 2007, and it is presently operating at an ongoing deficit. The Company does not anticipate earning revenues unless it enters into commercial production on the Lucky Strike mineral property.

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

The first phase will consisted of prospecting and geological mapping and hand trenching.

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

The Company will require additional funding in order to cover the anticipated professional fees and general administrative expenses and to eventually proceed with the phase two and three of the recommended geological work program on the property. The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock. However the Company cannot provide investors with any assurance that it will be able to secure sufficient funding from the sale of its common stock to fund the subsequent phase four of the exploration program. The Company believes that debt financing will not be an alternative for funding the complete exploration program. The Company does not have any arrangements in place for any future equity financings.

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

We have completed the first phase of the exploration work program in the month of May 2006. This initial program consisted of Geological Mapping, Trenching and Sampling including analyzing assays. This phase took approximately two months to complete and cost $4,500.

We have reviewed and analyzed results from phase one and based on Geologist’s recommendations, we will undertake the phase two work program during the fall of 2007. This program consists of Magnometer and VLF surveys, Engineering and supervision, Grid installation, Geological Reports and Assays. This program will take approximately two months to complete and will cost $12,500.

We will then review and analyze results from phase two work program and based on geologist recommendation from same, we will then undertake the phase three work program during the spring of 2008. This program consists of Geological mapping and trenching, Polarized survey, Engineering and supervision, Reports and Assays. This program will take approximately three months to complete and will cost $40,000.

The Company has insufficient funds to complete the recommended phase two and three recommended of the exploration work program, nor does it have the necessary funds to support its business operation for the next twelve months. Unless the company raises the necessary capital to implement its business plan during the next twelve months, it will be unable to support its operations and it will be forced to scale down or perhaps even cease its business operation.

In addition to the exploration program costs, the Company anticipates incurring approximately $42,000 for administrative expenses including accounting and audit costs ($13,000), legal fees ($9,000), rent and office costs ($6,000), computer costs ($3,000), telephone costs ($2,000), Edgar filings ($2,000) and general administrative costs ($7,000) over the next 12 months.

On July 21, 2006, the Company filed an SB2 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting Status in the United States and in order to register its common stock. On August 14, 2006, the company received its effective status with the SEC having fully registered shares of common stock and is a voluntary filer.

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

Mineral Interest

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of July 31, 2007, the Company had expensed $10,200 related to the mineral rights acquisition and exploration costs.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and an accumulated deficit from inception of $94,723, has yet to achieve profitable operations and further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued Interpretation 48,“Accounting for Uncertainty in Income Taxes” (“FIN 48”), an interpretation of FASB Statement No. 109,“Accounting for Income Taxes.”  FIN 48 clarifies the accounting and reporting for income taxes where interpretation of the law is uncertain. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of income tax uncertainties with respect to positions taken or expected to be taken in income tax returns. FIN 48 is effective for fiscal years beginning after December 15, 2006 and has no current applicability to the Company’s financial statements.
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

/s/ Sandy Sandhu
Sandy Sandhu, President and Director