Form 10QSB
period 2007-10-31
Nilam Resources Inc.
filed 2007-12-06
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2007.

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days   Yes ☒   No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 57,826,000 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of December 5, 2007.

NILAM RESOURCES, INC.
INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Information

Balance Sheet as of October 31, 2007 (unaudited)

Statements of Operations for the three months and six months ended October 31, 2007 and 2006 (unaudited)

Statements of Cash Flows for the six months ended July 31, 2007 and 2006 (unaudited)

Item 2. Management’s Discussion and Analysis or Plan of Operations

Item 3. Controls and Procedures

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Item 3. Defaults upon Senior Securities

Item 4. Submission of Matters to a Vote of Security Holders

Item 5. Other Information

Item 6. Exhibits

Signatures

PART 1 – FINANCIAL INFORMATION

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

FINANCIAL STATEMENTS

October 31, 2007

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	BALANCE SHEET AS OF OCTOBER 31, 2007 (UNAUDITED)

PAGE	2	STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2007 (UNAUDITED).

PAGE	3	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIENCY) FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2007 (UNAUDITED).

PAGE	4	STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2007 AND 2006, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2007 (UDAUDITED).

PAGE	5 - 7	NOTES TO UNAUDITED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
AS OF OCTOBER 31, 2007 (UNAUDITED)
(STATED IN U.S. DOLLARS)
ASSETS

CURRENT ASSETS
Cash	$4,436
Prepaid	1,896

TOTAL ASSETS	$6,332

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$4,851
Note payable – related party	10,000

TOTAL LIABILITIES	$14,851

STOCKHOLDERS’ DEFICIENCY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and
outstanding	-
Common stock, $0.001 par value, 345,000,000 shares authorized, 57,500,000 shares
issued and outstanding	57,500
Additional paid in capital	33,500
Accumulated deficit during exploration stage	(99,519)
Total stockholders’ deficiency	(8,519)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	$6,332

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)
(STATED IN U.S. DOLLARS)

	For the Three Months Ended October 31, 2007	For the Three Months Ended October 31, 2006	For the Six Months Ended October 31, 2007	For the Six Months Ended October 31, 2006	For the Period From July 11, 2005 (Inception) to October 31, 2007
OPERATING EXPENSES
Accounting and auditing fees	$2,045	$3,316	$8,601	$9,550	$23,082
Exploration costs and expenses	-	-	-	-	10,200
General and administrative	6	6,249	387	6,518	36,825
Listing and filing fees	-	2,108	-	2,108	5,685
Legal fees	3,653	-	11,859	3,069	24,635

Total Operating Expenses	5,704	11,673	20,847	21,245	100,427
LOSS FROM OPERATIONS	(5,704)	(11,673)	(20,847)	(21,245)	(100,427)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	-	-	908

Total Other Income	-	-	-	-	908

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(5,704)	(11,673)	(20,847)	(21,245)	(99,519)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(5,704)	$(11,673)	$(20,847)	$(21,245)	$(99,519)

Net loss per share - basic and diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period – basic and diluted	57,500,000	11,500,000	57,500,000	11,500,000

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2007
(UNAUDITED)
(STATED IN U.S. DOLLARS)

	Preferred				Additional	Accumulated Deficit During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash ($0.0002 per
share)	-	$-	30,000,000	$30,000	$(24,000)	$-	$6,000

Common stock issued for
cash ($0.002 per share)	-	-	27,500,000	27,500	27,500	-	55,000

Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	57,500,000	57,500	3,500	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000

Net loss for the year	-	-	-	-	-	(68,479)	(68,479)
ended April 30, 2007

BALANCE, APRIL 30, 2007	-	-	57,500,000	57,500	33,500	(78,672)	12,328

Net loss for the period	-	-	-	-	-	(20,847)	(20,847)
ended October 31, 2007

BALANCE, OCTOBER 31, 2007	-	$-	57,500,000	$57,500	$33,500	$(99,519)	$(8,519)

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
 (UNAUDITED)
(STATED IN U.S. DOLLARS)

	For the Six Months Ended October 31, 2007	For the Six Months Ended October 31, 2006	For the Period From July 11, 2005 (Inception) to October 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss for the period	$(20,847)	$(21,245)	$(99.519)
Adjustments to reconcile net loss to net cash used in operating activities:

In-kind contribution of stock	-	-	30,000
Prepaid	329	(2,431)	(1,896)
Accounts payable and accrued expenses	1,927	(2,384)	4.851
Net Cash Used In Operating Activities	(18,591)	(26,060)	(66,564)

CASH FLOWS FROM INVESTING ACTIVITIES:
	-	-	-
Net Cash Provided By Investing Activities	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	-	61,000
Note payable – related party	10,000	-	10,000
Net Cash Provided By Financing Activities	10,000	-	71,000

NET INCREASE (DECREASE) IN CASH	(8,591)	(20,060)	4,436

CASH AT BEGINNING OF PERIOD	13,027	55,807	-

CASH AT END OF PERIOD	$4,436	$29,747	$4,436

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:

Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO FINANCIAL STATEMENTS
(UNAUDITED)
AS OF OCTOBER 31, 2007

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

(E) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of October 31, 2007, the Company had expensed $10,200 related to its mineral rights acquisition and exploration costs.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of October 31, 2007 and 2006, there were no common share equivalents outstanding.

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

 (H) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. As of October 31, 2007, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

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

NOTE 2  MINERAL PROPERTY

Lucky Strike Property

Pursuant to a mineral property purchase and sale agreement dated March 1, 2006, the Company acquired a 100% interest in the mineral rights at the Lucky Strike Property located in the Similkameen Mining Divison, British Columbia, Canada for a purchase price of $3,000.  The Company incurred $10,200 of exploration expenditures as of October 31, 2007.

NOTE 3  NOTE PAYABLE – RELATED PARTY

 On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand.

NOTE 4  STOCKHOLDERS’ EQUITY

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

NOTE 5  RELATED PARTY TRANSACTION

 On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand.

NOTE 6  CONCENTRATION OF CREDIT RISK

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $4,436 is uninsured. The Company has placed its cash in a high credit quality financial institution.

NOTE 7  GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company is in the exploration stage with no operations, an accumulated deficit of $99,519 from inception and has negative cash flows from operations of $66,564 from inception , raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

NOTE 8  SUBSEQUENT EVENTS

During November 2007, the Company sold 326,000 units at $.50 per unit.  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $.60 per share exercisable for two years.

Item 2. Management’s Discussions and Analysis or Plan of Operation

FORWARD LOOKING STATEMENTS

This Form 10-QSB includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

COMPANY BACKGROUND

Nilam Resources Inc. ("the Company", “we”, “us”) was incorporated in the state of Nevada on July 11, 2005. On March 1, 2006 the Company entered into an acquisition agreement to purchase a 100% interest in certain Mineral Claims, known as the Lucky Strike mineral claims, located in the Similkameen Mining Division of British Columbia, Canada. In consideration for the purchase of 100% interest in the Lucky Strike mineral claims the company paid $3,000. The closing of the agreement took place on March 1, 2006.

On July 21, 2006, the Company filed an SB2 Registration Statement with The Security and Exchange Commission of the United States (SEC) in order to gain a reporting status in the United States and in order to register its Common Stock. On August 14, 2006, the company received its effective status with the SEC having fully registered shares of common stock and is a voluntary filer.  The Common Stock of the Company is quoted for trading on NASDAQ’s Over-The-Counter Bulletin Board under the symbol NILR.OB.

MINING CLAIM - DESCRIPTION, LOCATION, ACCESS AND MINERALIZATION

The Lucky Strike property is situated in the Similkameen Mining Division, British Columbia, Canada. It is located six miles northeast of the Town of Princeton in the southern part of the Thompson Plateau, which is a few hours drive from Vancouver, British Columbia. The property totals 310 acres and lies between the confluence of the Tulameen and Similkameen rivers.

Claim details are as follows:

Claim Name	Tenure Number	Expiry Date
Lucky Strike	530018	March 13, 2008

The claims were created on March 1, 2006 and are in good standing until March 13, 2008. On this date the claims will expire unless we complete and register required assessment work.

In the spring of 2006, an initial evaluation of the Lucky Strike claim was conducted by Mr. James W. McLeod, a professional geologist.  Mr. McLeod prepared a Geological Report dated April 10, 2006 and entitled “Review and Recommendation on Lucky Strike Mineral Claim”. In the report, he concludes that the Lucky Strike property warrants further exploration work due to geochemistry and inferred geological continuity, as well as the lack of previous exploration.

Mr. McLeod recommended an initial exploration program consisting of three separate phases of exploration work. Each phase will be conducted upon review, positive results and geologist’s recommendation arising from previous phase work program results.

The first phase consisted of prospecting, geological mapping, trenching and sampling including analyzing assays.  We completed the first phase of the exploration work program in the month of May 2006. This phase took approximately two months to complete.

The second phase consisted of magnetometer and VLF electromagnetic surveys and was begun after the quarter ended October 31, 2007.  The company is still waiting for the formal report of the results of the testing.

The third phase, if warranted, will consist of induced polarized survey over anomalous zones of interest outlined by Phase one and two fieldwork, trenching, and mapping and sampling of bedrock anomalies. The anticipated budget for phase three is $40,000.

Even though the results of the evaluation on the mineral property have been positive and additional geological work programs had been recommended, the company can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

RESULTS OF OPERATIONS FOR THE SIX MONTH PERIOD ENDED OCTOBER 31, 2007

We did not receive any revenues during the six-month period ended October 31, 2007.  We do not anticipate generating revenues unless we enter into commercial production on the Lucky Strike claim, which is doubtful.

We incurred operating expenses in the amount of $20,847 for the six-month period ended October 31, 2007, compared to operating expenses of $21,245 for the same period in 2006. These operating expenses were comprised of professional fees of $20,460  and office and sundry expenses of $387.

Our net loss for the six-month period ended October 31, 2007 decreased from the comparative period in fiscal 2006 (2007: $20,847; 2006: $21,245).  Professional fees increased to $20,460 in the first six months of fiscal 2007 from $12,619 compared to the same period of fiscal 2006.

At October 31, 2007, we had total assets of $6,332 consisting of cash of $4,436 and prepaid expenses of $1,896.  At the same date, our liabilities consisted of accounts payable and accrued liabilities of $4,881 and a note payable to a related party of $10,000. Comparatively, at October 31, 2006, we had total assets of $32,178, consisting of cash of $29,747 and prepaid expenses of $2,431.  At October 31, 2006, our liabilities consisted of accounts payable and accrued liabilities of $2,616.

PLAN OF OPERATION

The Company’s plan of operation for the next twelve months is to evaluate the results from the phase and one and two testing and determine if a phase three exploration programs on the Lucky Strike property (consisting of geochemical sampling and mapping, trenching and as well as additional magnetometer, VLF electromagnetic and polarized surveys) is necessary.

The Company has reviewed and analyzed results from phase one and based on Geologist’s recommendations, we began the phase two work program in November of 2007 at a cost of $5,000.  A qualified geologist has conducted Magnometer and VLF surveys.  The Magnometer test detects the magnetic strength of the area analyzed.  The VLF-EM (Vertical Loop Frequency – Electro-Magnetic) analyzes the conductivity and the resistance of the geological formations on the claim property.  A full report on the results of the Magnometer and the VLF-EM tests are expected to be presented to the Company by December 20, 2007.  After review of those test results the Company may do a grid installation and further Assays.  If phase two is completed, the program will take approximately two months to finish and will cost an additional $7,500.

Upon completion of phase two, we will review and analyze results from that program and, if recommended, we will undertake phase three work program during the spring of 2008.  This program consists of geological mapping and trenching, polarized survey, engineering and supervision, reports and assays.  This program will take approximately three months to complete and will cost $40,000.

The Company has sufficient funds to complete the recommended phase two and three of the exploration work program.  The Company is adequately funded to support its necessary business operations for the next twelve months.  However, the Company does not have enough funds to acquire any additional significant claims or operating properties.  Unless the company raises the necessary capital to implement its business plan during the next twelve months, it will be unable to support its operations and it will be forced to scale down or perhaps even cease its business operation.

Search for Acquisitions in Peru

After the close of the quarter but prior to the filing of this report, the Company has begun searching for potential mineral claims and operating properties to acquire in South America in the country of Peru.  The Company has authorized the creation of a Peruvian subsidiary for the purpose of making acquisitions in that country.  The executives of the Company have evaluated several properties in Peru but have not entered into any agreements.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a development stage mining exploration company with on-going negative cash flow from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three month period ended October 31, 2007.  The Company does not anticipate earning revenues unless it enters into commercial production on the Lucky Strike or other acquired mineral property.

The Company currently has adequate funding in order to cover the anticipated professional fees and general administrative expenses for the next 12 months.  The Company is able to fund the completion of the recommended geological work program on the Luck Strike property.   However, the Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock to finance any future acquisitions.  The Company cannot provide investors with any assurance that it will be able to secure sufficient funding from the sale of its common stock to fund any future exploration programs or acquisitions.

The Company believes that debt financing will not be an alternative for funding any acquisitions.  The Company does not have any definite commitments for any future equity financings.

After the end of the quarter, but prior to the filing of this report, the Company raised $170,207 through a private placement sale of its Common Stock and Warrants in eight separate transactions.  Those sales were in reliance on Regulation S under the Securities Act of 1933, as amended.  The Company will use these funds to support its necessary operations for the next 12 months.  Further, should the Company be successful in locating acquisitions in Peru, the Company may use some of the proceeds for funding such acquisitions.

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

Mineral Interest

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. As of October 31, 2007, the Company had expensed $10,200 related to the mineral rights acquisition and exploration costs.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and an accumulated deficit from inception of $99,519 and has yet to achieve profitable operations and further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

The Company currently has enough cash to satisfy its minimum cash requirements for the next twelve months.  However, we will require additional funds to expand operations, for further exploration and to make any acquisitions.

Management has plans to seek additional capital funding to implement its business plan through private placement and public offerings of common shares in its capital stock.  Additionally, if necessary, the officers or directors may make loans to enable the Company to meet its minimum cash requirements.

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

Item 3. Controls and Procedures

Our management, which includes our acting Chief Executive Officer who is also our principal financial officer, have conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) promulgated under the Securities and Exchange Act of 1934, as amended) as of a date (the "Evaluation Date") as of the end of the period covered by this report. Based upon that evaluation, our management has concluded that our disclosure controls and procedures are effective for timely gathering, analyzing and disclosing the information we are required to disclose in our reports filed under the Securities Exchange Act of 1934, as amended. There have been no significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

After the period ended October 31, 2007, the Company sold 326,000 Units in a non-brokered private placement at a price of $.50 per Unit, for gross proceeds of $170,207 (US).  Each Unit consisted of one share of restricted Common Stock of the Company and a Warrant to purchase one share of Common Stock at an exercise price of $.60.  The Warrant is exercisable for two years from the date of purchase.  The sale was in eight separate transactions with individuals who are not citizens or residents of the United States.  The sale of unregistered securities was in reliance on Regulation S under the Securities Act of 1933, as amended.  The proceeds will be used for operation of the Company.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Resignation and Appointment of Directors.

On November 2, 2007, the Board of Directors appointed Mr. Vare Grewal as a Director of the Company and to the executive positions of Treasurer and Secretary.  Mr. Grewal filled the position created by the resignation of Karimjit Gill.  The Board of Directors also appointed Mr. Len DeMelt as a Director and subsequently to the position of Chairman of the Board of Directors.  Ms. Sandy Sandu then resigned as a Director and from all executive positions within the Company.  There have been no disagreements between the Company and Ms. Sandhu regarding the Company’s operations, policies or practices.

In conjunction with her resignation from the Company, Ms. Sandu transferred 15,000,000 shares of restricted Common Stock of the Company to Mr. De Melt.

Mr. Karamjit Gill, a former director of the Company, transferred 15,000,000 shares of restricted Common Stock of the Company to Mr. Vare Grewal on November 8, 2007.

Mr. Vare Grewal is currently the President of Pacific Imperial Capital, Inc. which provides investment banking services for start-up and development stage public companies.  Prior to his service with Pacific Imperial Capital, Inc., Mr. Grewal was a registered broker for Leede Financial of Canada and for Canacord Capital, Canada.  He has a B.S. in Economics from the University of Manitoba.  He is currently resident of Toronto, Canada.

Mr. Len De Melt has held management positions with numerous mining companies internationally and was instrumental in starting and building six mines, including Gulf Oil's Rabbit Lake mine (uranium), Syncrude mine (oil sands), Denison Mines' Quintette (coal), Homestake's Golden Bear mine (gold), BHP's Ekati mine (diamonds) and Goldust's Croiner mine (gold).  He has served as a director of the mining companies Norsemont Resources Inc. and Vena Resources Inc..  Mr. De Melt is an engineering technologist and a graduate of the Haileybury School of Mines.  He also holds a bachelor of arts degree in business and economics and a diploma of mechanical studies from the British Columbia Institute of Technology.  He lives in Lima, Peru.

The Board of Directors has launched an international search for a well qualified executive to serve the Company as its President and Chief Executive Officer.

Locating and Evaluating Potential Acquisitions - Peru

After the close of the period ended October 31, 2007 but prior to the filing of this report, the Company has began searching for potential acquisitions of mining claims and/or operating properties in South American country of Peru.  In furtherance of that objective, the Company is forming a Peruvian corporation which will be a wholly owned subsidiary for the purpose of making acquisitions in that country.  The Directors of the Company have begun evaluating potential acquisitions but currently have no commitments in place.

Item 6. EXHIBITS AND REPORT ON FORM 8-K

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

There were no reports filed on form 8K during the three months ending October 31, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nilam Resources Inc. /s/ Vare Grewal Director, Secretary, Treasurer Acting Chief Executive Officer