Form 10QSB
period 2008-01-31
Nilam Resources Inc.
filed 2008-03-05
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2008

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,038,847 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of February 28, 2008.

NILAM RESOURCES, INC.

PART I. FINANCIAL INFORMATION

NILAM RESOURCES INC.  AND SUBSIDIARY

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2008

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	4	BALANCE SHEETS AS OF JANUARY 31, 2008 (UNAUDITED) (CONSOLIDATED) AND APRIL 30, 2007 (AUDITED)

PAGE	5	STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2008 (CONSOLIDATED) AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2008 (UNAUDITED CONSOLIDATED).

PAGE	6	STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2008 (UNAUDITED).

PAGE	7	STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2008 (CONSOLIDATED) AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2008 (UNAUDITED CONSOLIDATED).

PAGES	8 - 12	NOTES TO UNAUDITED FINANCIAL STATEMENTS

NILAM RESOURCES INC.  AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS
(STATED IN U.S. DOLLARS)

	January 31, 2008
ASSETS	(Unaudited)	April 30, 2007
	(Consolidated)	(Audited)

CURRENT ASSETS
Cash	$176,376	$13,027
Prepaid	1,896	2,225

TOTAL ASSETS	$178,272	$15,252

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,582	$2,924
Notes payable - related parties	60,338

TOTAL LIABILITIES	67,920	2,924

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 58,038,847 shares and 57,500,000 shares issued and outstanding, respectively	58,038	57,500

Additional paid in capital	308,280	33,500

Accumulated deficit during exploration stage	(255,966)	(78,672)
Total stockholders’ equity	110,352	12,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$178,272	$15,252

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF OPERATIONS (UNAUDITED)
(STATED IN U.S. DOLLARS)

	For the Three Months Ended January 31, 2008	For the Three Months Ended	For the Nine Months Ended January 31, 2008	For the Nine Months Ended	For the Period From July 11, 2005 (Inception) to January 31, 2008
	(Consolidated)	January 31, 2007	(Consolidated)	January 31, 2007	(Consolidated)
OPERATING EXPENSES
Accounting and auditing fees	$4,583	$2,469	$13,184	$12,019	$27,665
Exploration costs and expenses	17,055	700	17,055	700	27,255
General and administrative	9,303	37	9,690	6,555	46,128
Investor relation	3,000	-	3,000	-	3,000
Listing and filing fees	2,179	1,576	2,179	3,684	7,864
Legal fees	10,458	1,610	22,317	4,679	35,093
Travel	4,876	-	4,876	-	4,876
Impairment of mineral properties	105,000	-	105,000	-	105,000
Total Operating Expenses	156,454	6,392	177,301	27,637	256,881
LOSS FROM OPERATIONS	(156,454)	(6,392)	(177,301)	(27,637)	(256,881)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	-	-	908
Interest income	7	-	7	-	7

Total Other Income	7	-	7	-	915

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(156,447)	(6,392)	(177,294)	(27,637)	(255,966)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(156,447)	$(6,392)	$(177,294)	$(27,637)	$(255,966)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period - basic and diluted	57,750,668	57,500,000	57,583,556	57,500,000	41,504,884

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2008
(UNAUDITED)
(STATED IN U.S. DOLLARS)

						Accumulated
	Preferred				Additional	Deficit During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash ($0.0002 per
share)	-	$-	30,000,000	$30,000	$(24,000)	$-	$6,000

Common stock issued for
cash ($0.002 per share)	-	-	27,500,000	27,500	27,500	-	55,000

Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	57,500,000	57,500	3,500	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000

Net loss for the year	-	-	-	-	-	(68,479)	(68,479)
ended April 30, 2007

BALANCE, APRIL 30, 2007	-	-	57,500,000	57,500	33,500	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000

In-kind contribution of expenses	-	-	-	-	881	-	881

Common stock issued for	-	-	538,847	538	268,899	-	269,437
cash ($0.50 per share)

Net loss for the period	-	-	-	-	-	(177,294)	(177,294)
ended January 31, 2008

BALANCE, JANUARY 31, 2008 (Consolidated)	-	$-	58,038,847	$58,038	$308,280	$(255,966)	$110,352

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)
(STATED IN U.S. DOLLARS)

	For the Nine Months Ended January 31, 2008	For the Nine Months Ended	For the Period From July 11, 2005 (Inception) to January 31, 2008
	(Consolidated)	January 31, 2007	(Consolidated)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(177,294)	$(27,637)	$(255,966)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	105,000	-	105,000
In-kind contribution of expenses	881	-	881
In-kind contribution of shares	-	-	30,000
Changes in operating assets and liabilities:
Prepaid	329	(5,321)	(1,896)
Accounts payable and accrued expenses	4,658	(2,231)	7,582
Net Cash Used In Operating Activities	(66,426)	(35,189)	(114,399)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	(100,000)	-	(100,000)
Net Cash Used In Investing Activities	(100,000)	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	269,437	-	330,437
Notes payable - related parties	60,338	-	60,338
Net Cash Provided By Financing Activities	329,775	-	390,775

NET INCREASE (DECREASE) IN CASH	163,349	(35,189)	176,376

CASH AT BEGINNING OF PERIOD	13,027	55,807	-

CASH AT END OF PERIOD	$176,376	$20,618	$176,376

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

SUPPLEMENTAL DISCLOSURE OF NON CASH INFORMATION:
In-kind contribution of property	$5,000	$-	$5,000

See accompanying notes to unaudited financial statements.

NILAM RESOURCES INC. AND SUBSIDIARY
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
AS OF JANUARY 31, 2008

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

(B) Organization

These consolidated financial statements inclusive of the accounts of the Nilam Resources Inc. and its Peruvian subsidiary Nilam Resources Peru SAC. Nilam Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. On November 23, 2007, the Company incorporated Nilam Resources Peru SAC, in Peru, as a wholly-owned subsidiary. The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties. Nilam Resources Peru SAC. holds the Company’s material asset consisting of its rights in respect of the Llippa and El Baron properties.

(C) Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nilam Resources Peru SAC (From Inception to January 31, 2008). Intercompany accounts and transactions have been eliminated in consolidation.

(D) Use of Estimates

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

(E) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(F) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. The Company capitalized $105,000 related to the mineral rights which was subsequently impaired as of January 31, 2008.

(G) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” As of January 31, 2008 and 2007, there were no common share equivalents outstanding.

(H) Income Taxes

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

 (I) Foreign Currency Translation

In accordance with SFAS 52 "Foreign Currency Translation", the Company has determined that its functional currency is the United States Dollar. As of January 31, 2008, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

(J) Business Segments

The Company operates in one segment and therefore segment information is not presented.

(K) Recent Accounting Pronouncements

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

(L) Concentration of Credit Risk

Cash includes deposits at Canadian financial institutions in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $185,897 is uninsured. The Company has placed its cash in a high credit quality financial institution.

(M) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and notes payable, related parties, approximate fair value due to the relatively short period to maturity for this instrument

NOTE 2  MINERAL PROPERTY

Lucky Strike Property

Pursuant to a mineral property purchase and sale agreement dated March 1, 2006, the Company acquired a 100% interest in the mineral rights at the Lucky Strike Property located in the Similkameen Mining Divison, British Columbia, Canada for a purchase price of $3,000.

Llippa Project

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llippa Project, Peru, for $100,000. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.  As of January 31, 2008, the Company paid $100,000 to acquire Llippa Project.

El Baron Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, acquired the El Baron (a.k.a “El Varon”) mineral claim from a director of the Company, who transferred the claim to the Company for no consideration.  El Varon project consists of the Tati and San Marino No.2 mining concessions, Peru.  The value of $5,000 was assigned to the property based on actual staking costs incurred by the director.

NOTE 3  NOTES PAYABLE - RELATED PARTY

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party. This promissory note is unsecured, bears no interest and is due on demand. The Company calculated imputed interest of $292 which is reflected as an in-kind contribution of expenses.

During the quarter, a shareholder loaned the Company $338 to establish a bank account in Peru. There are no terms of repayment and the amount is non-interest bearing. The Company calculated imputed interest of $6 which is reflected as an in-kind contribution of expenses.

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a related party. This promissory note is unsecured, bears no interest and is due on demand. The Company calculated imputed interest of $583 which is reflected as an in-kind contribution of expenses.

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

On December 3, 2007, the Company sold 340,416 units for cash of $170,208 ($0.50 per unit). Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.60 per share exercisable for two years.

On January 16, 2008, the Company sold 198,458 units for cash of $99,229 ($0.50 per unit). Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.60 per share exercisable for two years.

Share Purchase Warrants
	Number	Weighted Average
	of Warrants	Exercise Price
Balance, April 30, 2007	-	$-
Granted	538,874	0.60

Balance, January 31, 2008	538,874	$0.60

As at January 31, 2008, the Company has the following warrants outstanding:

Shares	Exercise Price	Expiry Date

340,416	$ 0.60	December 3, 2009
198,458	$ 0.60	January 16, 2010
538,874

NOTE 5  RELATED PARTY TRANSACTIONS

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party. This promissory note is unsecured, bears no interest and is due on demand (See Note 3).

During the period ended January 31, 2008, the officer loaned the Company $338 ($1,000 PEN). This loan is unsecured, bears no interest and is due on demand (See Note 3).

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a related party. This promissory note is unsecured, bears no interest and is due on demand (See Note 3).

During the period ended January 31, 2008, a director of the Company transferred the title of the El Baron property to the Company’s name without consideration. The historical cost of $5,000 was assigned to the property (See Note 2).

NOTE 6  GOING CONCERN

These financial statements have been prepared on a going concern basis. The Company is in the exploration stage with no operations, an accumulated deficit of $255,966 and negative cash flows from operations of $114,399 from inception, raising substantial doubt about the Company’s ability to continue as a going concern. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. These financial statements do not include any adjustments to the amounts and classification of assets and liabilities that may be necessary should the Company be unable to continue as a going concern. The Company anticipates that additional funding will be in the form of equity financing from the sale of common stock. The Company may also seek to obtain short-term loans from the directors of the Company. There are no current arrangements in place for equity funding or short-term loans.

NOTE 7 SUBSEQUENT EVENTS

On January 13, 2008, the Company entered into a Letter of Intent with MRC 1 Explorations of Peru, to purchase the Pattivilca Gold Mine (“Pattivilca”), Peru. Under the terms of the Letter of Intent, the Company agreed to pay MRC 1 Explorations a total of $1,500,000 and 2,000,000 shares of common restricted stock (at a stock price not less than $1 per share).  The $1,500,000 cash is to be paid in three installments.  The first installment of $250,000 shall be paid upon the execution of public deeds transferring the concessions to the Company.  The second installment of $500,000 shall be paid four months after the initial payment.  The final purchase price payment of $750,000 shall be paid ten months from the initial payment and execution of the transfers of the mining concessions.  The 2,000,000 shares shall be issued to the seller upon the transfer of concessions, but shall be escrowed until the final purchase price is paid.  Additionally, the Corporation will pay a 3% royalty fee from the net production to the seller. In February 2008, the Company paid $10,000 to secure the purchase of Pattivilca.

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

MINING CLAIMS - DESCRIPTION, LOCATION, ACCESS AND MINERALIZATION

British Columbia, Canada - Lucky Strike Claim

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

The claims were created on March 1, 2006 and are in good standing until March 13, 2008. The claim will expire on that date. The Company does not intend to renew the claim based upon the results of Phase 1 and 2 Exploration Program.

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

The second phase consisted of magnetometer and VLF electromagnetic surveys. Mr. Laurence Sookochoff, P. Eng. of Sookochoff Consultants, Inc. conducted the testing and issued a report on Phase II on November 26, 2007. In interpreting the VLM-EM results in correlation with the magnetometer results, there was no indication of a “distinct variance to indicate a mineral controlling structure.” Mr. Sookochoff concluded that the test results from the completed exploration revealed that the Lucky Strike claim did not contain economically viable mineralization. The company intends to abandon that claim.

Peru Claims

Llipa Claim

On November 28, 2007, the Company acquired the Llipa mineral concessions at a cost of $100,000. The Company has paid $50,000 and owes $50,000 on a promissory note.

The Llipa property is located in the Llipa District, Ocros Province, Ancash Department approximately 380 kilometers northeast of Lima, Peru by asphalt paved roads. The property is located with in the following coordinates, UTM;

E 254,000, N 8’853,000
E 257,000, N 8’855,000

Llipa property contains a mine which was abandoned over 20 years ago for social reasons. Millotingo mining company worked the property until approximately 1986. The property has access to water for both human consumption and metallurgical mining operations. Further, the nearby Quebrda Shinbacoca waters could provide a source for hydroelectric power generation.

Claim details are as follows;

Claim Name	Hectare	Code
La Mina Prospera	133.86	01-00909-04
La Prospera XXI	1000.0	01-03944-06
TOTAL	1133.86

Over 1,000,000 metric tons of tailings are located on the Llipa property and the Company is studying the economic viability of the recovery and treatment of those tailings. The company can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

El Varon Claim

On or about December 10, 2007, the Company acquired the El Varon property (aka “El Baron”). The El Varon claim was staked by Mr. Len DeMelt, the Chairman of the Board of Directors of the Company. Mr. DeMelt transferred the claim to the Company for no consideration.

The El Varon property is located in the San Mateo District, Huarochiri Province, Lima Department, approximately 250 kilometer east-north-east of Lima, Peru. The property is located in the historical Central mining district along the main access road leading to Cerro de Pasco, a proven gold, silver, copper deposit and the Doe Run smelter located in the town of La Oroya.

Claim details are as follows;

Claim Name	Hectare	Code
El Varon	300	01-05511-07
TOTAL	300

The Company can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

Pativilca Claim -

The Company’s wholly owned subsidiary, Nilam Resources Peru SAC, has entered into a letter of intent with MRC1 Exploration EIRL to purchase the Pativilca property. The Company has agreed to purchase the Pativilca property and the gold production plant on the property for $1,500,000 to be paid as follows: $250,000 at the signing of the transference of the deed(s) of mining concessions; $500,000 four months from the date of transference of the public deed(s); and $750,000 ten months from the transference of the public deed(s). Additionally, MRC1 Exploration will receive a three percent royalty from mineral production. The Company has made a $10,000 deposit toward the purchase price. The Company is finalizing the Purchase Agreement with MRC1 Exploration EIRL in accordance with previously negotiated terms and expects to execute the agreement prior to March 25, 2008.

The Pativilca property (also known as “Baco project”) is located in the last western reinforcement of the central Andes of Peru, about 235 kilometers NNW of Lima. Politically, it belongs to the district and province of Huarmey, Anchas department.

The Pativilca property is at an altitude between 300 and 1,000 meters above sea level. It is a rugged and moderately dissected by dry valleys and ravines. It has arid coast weather, dry most of the year and fog and drizzle during the winter months. The properties adjacent to Pativilca are currently being mined by local informal miners

The property consists of 6 mining concessions that are a total of 2,100 hectares, detailed below;

Claim	Hectar	Code
Via Carino	100	01-00823-04
Lagrimas De Oro	200	01-02227-04
Bonanza De Oro	200	01-02337-04
Gianderi XXVII	1000	01-02723-04
Gianderi XXXI	400	01-02775-04
Gianderi XXX	200	01-02776-04
TOTAL	2100

The Baco project includes a fully functioning gold production operation with cyanidation plant capable of 50 tons of ore per day. The Company is applying for the necessary water usage and explosive permits before it can begin actual production at the mine.

The Company has identified three areas with gold veins on the Pativilca property. Areas 1 and 2 are at lower elevations and are located in the central and the south-west of the mineralized corridor. This area has road access. The veins in these areas are located within the concessions Bonanza de Oro and Lagrimas de Oro.  The main system of veins runs in a NE-SW direction. This system has ties and generally branches to the west. The length of the outcroppings varies from a few meters to more than one kilometer, with its average size being 0.20 meters to 0.50 meters and stationed in andesites of the Lupin formation.

The second system of veins runs in a N-S direction and is larger, between 1.00 and 2.00 meters. The veins mineralogy is simple with quartz gold, iron oxides (limonite, jarosite and hematite), calcite, barite and sparks malachite, galena and blenda.

The third system of veins is located on the north-east of the property on the highest part. That area is being worked by informal miners. The road access reaches about 200 meters below the proceedings inside the concession Via Carino.

Assays have been taken from various locations on the property but more exploration, sampling and studies are needed before any projections on the commercial viability of the project can be made. The Company can provide no assurance that it will discover economic mineralization on the property or that it will enter into commercial production.

RESULTS OF OPERATIONS

Comparison of operations for the three months ended January 31, 2008 with the three months ended January 31, 2007.

We did not generate any revenues during the three-month period ended January 31, 2008.  We do not anticipate generating revenues unless we enter into commercial production on the mineral properties in Peru. Commercial production on the Pativilca property is unlikely to begin before June 2008. It is doubtful that the Company will begin commercial production on its El Varon and Llipa properties until 2009, if ever.

We incurred operating expenses in the amount of $156,454 for the three month period ended January 31, 2008, compared to operating expenses of $ 6,392 for the same period in 2007. The Company’s mineral properties were impaired during this quarter resulting in a $105,000 one time charge to operating expenses.

Exploration costs and expenses increased to $17,055 for the quarter ended January 31, 2008 compared to the same corresponding quarter in 2007 of $700.

General and administrative expenses increased to $9,303 for the quarter ended January 31, 2008, compared to the same corresponding quarter in 2007 of $37.

Listing and filing fees increased from $1,576 in the same quarter last year to $2,179 for the quarter ended January 31, 2008.

Accounting, auditing and legal fees increased to $15,041 to for the quarter ended January 31, 2008, compared to the same corresponding quarter in 2007 of $4,079.

Comparison of operations for the nine months ended January 31, 2008 with the nine month period ended January 31, 2007.

The Company had a net loss of $177,294 during the nine month period ended January 31, 2008 compared to a net loss of $27,637 for the comparable period ended January 31, 2007. Components of the changes in net loss are discussed below.

Exploration costs and expenses increased to $17,055 for the nine month period ended January 31, 2008 compared to the nine month period ended January 31, 2007 of $700.

General and administrative expenses increased to $9,690 for the nine month period ended January 31, 2008, compared to the same period to January 31, 2007 of $6,555.

Listing and filing fees decreased from to $3,684 for the nine month period ended January 31, 2007 to $2,179 in the same period to January 31, 2007.

Accounting, auditing and legal fees increased to $35,501 for the nine month period ended January 31, 2008 as compared to $16,698 from the period from inception to January 31, 2007.

PLAN OF OPERATION

Lucky Strike Claim -

The Company received a “Report on Phase I & 2 Exploration Program on the Luck Strike Property” in December 2008 by a qualified engineer. That report stated that the exploration and testing completed have not revealed any economically viable mineralization on the Lucky Strike claim. That claim will expire in March 2008 and the Company intends to abandon that claim.

Peruvian Claims -

The Company has formed a wholly owned subsidiary in Peru, Nilam Resources Peru S.A.C., to acquire, explore, develop and manage Peruvian mineral properties. Further, the Company has hired several Peruvian executives and managers to oversee the operations and development of their assets in that country. The Company’s plan of operation for the next twelve months is to develop and expand its operations in Peru.

The Company has fully acquired two mineral concessions in Peru, the Llippa claim and the El Varon claim. The Llipa property is approximately 1133 hectares and has several developed mining shafts. Twenty years ago mining activity on the Llipa property was halted due to social reason. There has been no development on the El Varon claim. The Company has entered into a letter of intent to purchase Pativilca/Baco Project, a 2100 hectare property with a fully operational gold production plant.

The Company has completed preliminary testing on the Llippa and El Varon properties. The management is evaluating the results from that testing and is developing full exploration and drilling programs for those mining concessions.

During the quarter, the Nilam Resources Peru SAC, entered into a letter of intent with MRC1 Exploration EIRL whereby it would purchase the Pativilca property for $1,500,000 payable over the next ten months. The Pativilca property has a fully functioning gold production cyanidation plant that is capable of managing fifty tons of ore per day. Management of the Company has completed the due diligence on the property and is satisfied with the results. A purchase agreement incorporating the terms of the letter agreement is being drafted and reviewed by both parties and is expected to be executed before March 25, 2008. The Company has paid a $10,000 deposit to secure the property pending the execution of the Purchase Agreement.

Once the Company gains ownership and control of the Pativilca property, the management will secure the necessary blasting and water usage permits to begin mining operations. The permitting process is expected to be complete by summer of 2008 and full production to begin in fall of 2008. The management will conduct further drilling and testing to prove any reserves that are on the property.

The Company has sufficient funds for basic operating expenses and sufficient funds to complete the additional exploration, testing and evaluation of the Llipa and El Varon properties. However, the Company does not have enough funds to complete the acquisition of the Pativilca property or begin any operations or production on its undeveloped properties.  Unless the company raises the necessary capital to implement its business plan during the next twelve months, it will be unable to complete the Pativilca acquisition or fund any operations from which it can generate revenue. If the Company cannot raise additional capital it will be forced to scale down or perhaps even cease its business operation.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a development stage mining exploration company with on-going negative cash flow from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three month period ended January 31, 2008.  The Company does not anticipate earning revenues unless it enters into commercial production on the El Varon, Llipa or Pativilca mineral property, which is unlikely in the immediate future.

The Company currently has adequate funding in order to cover the anticipated professional fees and general administrative expenses for the next 12 months.  The Company does not have adequate funding to complete its obligations toward the purchase of the Pativilca property and the Llipa property. Further the Company does not have adequate capital to fund all of the necessary geological studies and work programs on their Peru mineral properties.

The Company anticipates that additional funding will be required in the form of equity financing from the sale of the company’s common stock to finance its current financial obligations and any future development. The Company cannot provide investors with any assurance that it will be able to secure sufficient funding from the sale of its common stock to fund any future exploration programs or acquisitions.

The Company believes that debt financing will not be an alternative for funding any acquisitions.  The Company does not have any definite commitments for any future equity financings.

During the quarter, the Company raised $269,437 through private placement sales of its Common Stock and Warrants in fourteen separate transactions.  Those sales were in reliance on Regulation S under the Securities Act of 1933, as amended.  The Company will use these funds to support its necessary operations for the next 12 months.

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

Mineral Interest

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. The Company capitalized $105,000 related to the mineral rights which was subsequently impaired as of January 31, 2008.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and an accumulated deficit from inception of $255,966 and negative cash flows from operations of $114,399 from inception. Further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Upon the expected execution of the Pativilca Purchase Agreement, the Company will not have enough cash to satisfy its minimum cash requirements for the next twelve months.  The Company will require additional funds meet its obligations under the pending Pativilca Purchase Agreement. Further, the Company will need additional funds to launch operations and for further exploration of the Pativilca property.

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

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the quarter, the Company sold 538,847 Units in non-brokered private placement(s) at a price of $.50 per Unit, for gross proceeds of $269,437 (US).  Each Unit consisted of one share of restricted Common Stock of the Company and a Warrant to purchase one share of Common Stock at an exercise price of $.60.  The Warrant is exercisable for two years from the date of purchase.  The sale was in fourteen separate transactions with individuals who are not citizens or residents of the United States.  The sale(s) of unregistered securities was in reliance on Regulation S under the Securities Act of 1933, as amended.  The proceeds will be used for operation of the Company.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Resignation/Appointment of Officers and Directors.

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

Mr. Vare Grewal serving the Company as a Director and as the Treasurer and Secretary. He is also currently the President of Pacific Imperial Capital, Inc. which provides investment banking services for start-up and development stage public companies.  He will devote sixty percent of his time to his obligations to the Company. Prior to his service with Pacific Imperial Capital, Inc., Mr. Grewal was a registered broker for Leede Financial of Canada and for Canacord Capital, Canada.  He has a B.S. in Economics from the University of Manitoba.  He is currently a resident of Toronto, Canada.

Mr. Len De Melt is serving the company as the Chairman of the Board of Directors. He has held management positions with numerous mining companies internationally and was instrumental in starting and building six mines, including Gulf Oil's Rabbit Lake mine (uranium), Syncrude mine (oil sands), Denison Mines' Quintette (coal), Homestake's Golden Bear mine (gold), BHP's Ekati mine (diamonds) and Goldust's Croiner mine (gold).  He has served as a director of the mining companies Norsemont Resources Inc. and Vena Resources Inc..  Mr. De Melt is an engineering technologist and a graduate of the Haileybury School of Mines.  He also holds a bachelor of arts degree in business and economics and a diploma of mechanical studies from the British Columbia Institute of Technology.  Mr. DeMelt is fluent in English and Spanish. He lives in Lima, Peru.

On December 10, 2007, the Board of Directors of the Company appointed Mr. Alain Vachon to the position of President and Chief Operating Officer. He has also been nominated for election to the Board of Directors. His nomination will be submitted to a vote of the shareholders.

Mr. Alain Vachon has served as the South American Exploration Manager for Paramount Gold and Silver Corp. from September 2005 to June of 2007. Paramount is traded on the AMEX under the symbol “PZG”. From May of 2004 to October 2006, Vachon served Gold Hawk Resources as their Exploration Manger. Mr. Vachon was an independent consulting Geologist for numerous mining companies in North and South America from January 2002 to April of 2004. From March of 1997 to December 2001, Mr. Vachon was the Exploration Manager for Sulliden Exploration for mining projects in Peru and Canada. Mr. Vachon was the Senior Geologist for Barrick Gold from April 2004 to February 1997. Prior to his service to Barrick Gold, Mr. Vachon was the Senior Geologist for Noranda Exploration in Quebec, Canada. Mr. Vachon has also served in executive or senior geology positions for RESS Minieres Touyn, Kiwatin Services, Noramco Exploration, Soquem, and Muschocho Exploration. Prior to 1981, Mr. Vachon worked for Serem Limitee, Shell Canada Mineral and Merq. He is fluent in French, English and Spanish languages.

Additionally, on December 10 2008, the Board of Directors appointed the following individuals to executive positions within the Company;

Mr. Larry Sostad was appointed to the position of Director of Mining Operations North America. Mr. Sostad has been working in the mining industry since 1965 and is experienced in geological exploration and corporate management. Mr. Sostad has worked on projects in North and South America, including positions with Cominco Ltd., Kootenay King Resources Inc., Rio Tinto, and Noranda. Mr. Sostad’s expertise is in exploratory geological operations for precious and base metals and mineral assessment.

Mr. Juan Manuel Elescano was appointed to the executive position of Director of Exploration, Peru. Mr. Elescano is a Senior Exploration Geologist with over 20 years of experience in mining operations. Juan Elescano has worked with a number of gold producers in South America, most notably Barrick Gold for which he has over a decade of collaboration as a private contractor and a consulting engineer. Mr. Elescano is a Senior Professor of Geologic Engineering at San Marcos University in Lima, Peru. He has a degree in Geological Engineering from San Marcos National University. Mr. Elescano lives in Lima, Peru.

Mr. Carlos Ortiz was appointed to the executive position of Director of Operations, Peru. Mr. Ortiz has been involved in South American mining operations for over 35 years. Carlos Ortiz will assist the Company with planning, project development, financial administration and executive management of mining operations in Peru. Mr. Ortiz has a Masters Degree in Business Administration, with honors, and a Mining Engineering Degree from University of Ingenieria. He has gained working experience with South American mining companies, most notably Mauricio Hochschild & Cía, Compañía Minera Ares, and Compañía Minera Arcata. Mr. Ortiz lives in Lima, Peru.

Item 6. EXHIBITS AND REPORT ON FORM 8-K

10.1
Summary of Report on Llippa concessions, prepared by MRC1Explorations E.I.R.L., dated April 2004, is hereby incorporated herein by reference to Exhibit 10.1 to the Form 8-K/A current report of the Registrant filed on December 28, 2007.

10.2
Public Record of Transfer of El Varon Mining Concession to Nilam Resources Peru, SAC is hereby incorporated by reference to Exhibit 10.2 to the Form 8-K/A current report of the Registrant filed on December 28, 2007.

10.3
Public Record of Transfer of Llipa Mining Concessions to Nilam Resources Peru, SAC is hereby incorporated by reference to Exhibit 10.3 to the Form 8-K/A current report of the Registrant filed on December 28, 2007

10.4
Letter of Intent dated January 13, 2007, between Nilam Resources, Inc. and MRC1 Explorations to acquire the Pativilca Gold Mine is hereby incorporated herein by reference to Exhibit 10.1 to the Form 8-K current report of the Registrant filed on January 17, 2008.

10.5	Preliminary Summary of the Pativilca Gold Mine/Baco Project is hereby incorporated herein by reference to Exhibit 10.2 to the Form 8-K current report of the Registrant filed on January 17, 2008.

10.6	Memorandum of Agreement regarding $10,000 deposit on Pativilca property between the Company and MRC1 Exploration EIRL dated February 10, 2008.

10.7	Report on Phase I & 2 on the Luck Strike Property prepared by Sookochoff Consultants Inc. dated November 26, 2007.

31.1	Certification of Mr. Alain Vachon, Chief Executive Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Mr. Vare Grewal, Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: March 4, 2008	Nilam Resources Inc. /s/ Alain Vachon President and Chief Executive Officer
Dated: March 4, 2008	Nilam Resources Inc. /s/ Vare Grewal Director, Treasurer, Secretary and Acting Chief Financial Officer