Form 10KSB
period 2008-04-30
Nilam Resources Inc.
filed 2008-08-13
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2008

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number: 333-135980

NILAM RESOURCES INC.

(Name of small business issuer in its charter)

Nevada	98-0487414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Du Parc Des Erables, LaPrairie,
Quebec, Canada, J5R 5J2

 (Address of principal executive offices)

1-514-449-5914

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

Securities registered under Section 12(g) of the Exchange Act:

Common Stock

(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act  ☒

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act: Yes ☐  No ☒

State issuer's revenues for its most recent fiscal year: None.

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of 28,788,725 shares valued at $.04, or $1,151,549.                   .

(ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PAST FIVE YEARS)

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ☐  No ☐

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

The number of shares of the registrant's common stock outstanding as of July 28, 2008: 58,038,871 shares.

DOCUMENTS INCORPORATED BY REFERENCE:

Transitional Small Business Disclosure Format: Yes ☐   No ☒

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are an exploration stage mining company engaged in the acquisition and exploration of mineral properties with the objective of exploiting any mineral deposits we discover. The Company owns two properties in Peru respectively named the El Varon and Llipa Projects (collectively the “Peruvian claims”).  The Company has formed a wholly owned Peruvian subsidiary to hold title to these claims and any other claims which the company may acquire in the future.  There is no assurance that a commercially viable mineral deposits exist on either property.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Although the Company has some geological information on the El Varon and Llipa properties, the Company has not yet commenced systematic exploration on those claims.  Once an exploration phase is completed, the Company will decide as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the geologists who oversee the exploration programs and records the results.

Our plan of operation is to conduct exploration work on the Peruvian claims in order to ascertain whether they host economic quantities of copper, gold, or other metals. There can be no assurance that an economic mineral deposit exists on the Peruvian properties until appropriate exploration work is completed.

Even if we complete our proposed exploration programs on the Peruvian properties and we are successful in identifying a mineral deposit, the Company will have to spend substantial funds on further drilling and engineering studies before knowing if the deposit is commercially viable.

The Company is actively seeking additional mineral properties and is continually evaluating other opportunities in South and Central America.  The Company is currently focused on attempting to locate a coal property for acquisition in Columbia, South America.   The Company can make no assurances that it will be able to successfully locate any properties for acquisition or should it be able to locate a property, that it will be able to fund its acquisition.

Mining Claims – Description, Location, Access and Mineralization

Lucky Strike Property – British Columbia, Canada

In 2006, the Company acquired a 100% undivided right, title, and interest in one mineral claim located in the Similkameen Region of British Columbia, Canada for $3,000.   The Company hired qualified consultants and engineers who completed two phases of exploration on the property.  Test results revealed that is was unlikely that the Lucky Strike claim contained economically viable mineralization.  For that reason, the Company did not renew its rights to that claim and it expired March 13, 2008.

Llipa Claim - Peru

On November 28, 2007, the Company acquired the Llipa mineral concessions at a cost of $100,000 from MRC1 Explorations, ERIL.  The Company has paid $50,000 and owes $50,000 on a promissory note to Mr. DeMelt. The title to the Llipa claim was transferred to the Company’s wholly owned subsidiary, Nilam Resources Peru, SA.

Immediately prior to Mr. Len DeMelt joining the Company as a Director, Mr. DeMelt was in the process of acquiring the Llipa property for his personal portfolio of mineral interests.  He had placed a $50,000 deposit toward the $100,000 sale price of the property.  Once Mr. DeMelt was appointed as a director, he agreed to transfer the sale contract to the Llipa property to the Company and, as a term of that conveyance, the Company committed to invest in exploration on the property.  The Company paid to the seller the remaining balance of $50,000 in cash and executed a promissory note to Mr. DeMelt for the $50,000 deposit to fully acquire the Llipa mineral property.

The cash paid to the seller, MRC1 Explorations, EIRL, was raised by the sale of restricted equity securities to unrelated parties in reliance upon Regulation S under the Securities Act of 1933, as amended.  MRC1 Explorations, EIRL, the seller of the Llipa property, is not a related party.

The Llipa Project is located in the Llipa District, Ocros Province, Ancash Department approximately 380 kilometers northeast of Lima, Peru by paved and gravel roads.  The property is located within the following coordinates, UTM;

E 254,000, N 8’853,000

E 257,000, N 8’855,000

The property has access to water for both human consumption and mining operations.  Further, the nearby Quebrada Shinbacoca waters could provide a source for hydroelectric power generation.  Llipa Project property has been in production from 1988 to 1992 by Compania Minera Millotingo which have produced approximately 1 million tons of copper ore with gold as by product. Production was abandoned for social reasons.

Claim details are as follows;

Claim Name	Hectare	Code
La Mina Prospera	133.86	01-00909-04
La Prospera XXI	1000.0	01-03944-06
TOTAL	1133.86

History of Llipa Claim

The Llipa property was previously owned by the Milliotingo Mining Company, a Peruvian corporation, which was controlled by the Sacarias family.  The mine was operated from approximately 1988 to 1992.  The Llipa mine, like most others in that region, was closed in 1992 due to a combination of market forces and social reasons.  During the early 1990’s, the Túpac Amaru Revolutionary Movement, a left-wing anti-government guerrilla rebel group, (herein “terrorists”) were over running the country of Peru.  This civil unrest was occurring at the same time that international prices for precious metals were rapidly declining.   It was common practice in the Ancash mining region for the terrorists to cut the power lines, invade the mining camps and steal the explosives for their rebellion.  In some cases, those that resisted the invasion were killed.  In the Gran Britanica Mine, located in the same region as the Llipa property, the terrorists executed the senior management of that mining company when they attempted to stop them.

Additionally, during this time of social unrest, the labor unions in the area became increasingly difficult to negotiate with.  The unions were demanding higher wages, dramatically increased security and the implementation of expensive safety procedures. Ultimately, the Sacarias family was forced to close the Llipa mine due to the increased costs of Union demands, falling metal prices, safety concerns and to avoid the risk of terrorist invasion.

The terrorist activity in the country ended rather abruptly in 1997 after the internationally publicized incident where the terrorists held 72 people hostage in the Japanese Embassy in Lima, Peru for 126 days.  Ultimately, military commandos stormed the embassy and ended the standoff.  Most of the rebel forces were killed or imprisoned after that event.

Today, the international community considers Peru a stable country with a robust economy.  This is evidenced by the United States Congress ratifying the US-Peru Trade Promotion Agreement in December of 2007.  The Company’s management believes that Peru’s unique history, combined with the surging prices for gold, silver and copper creates a unique business opportunity for the Company and investors.

A recent estimate calculated over 1,000,000 metric tons of tailings on the Llipa property and the Company is studying the economic viability of the recovery and treatment of those tailings.  The Company can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

El Varon Claim - Peru

On or about December 10, 2007, the Company’s wholly owned subsidiary, Nilam Resources Peru, SA, acquired the El Varon property (aka “El Baron”).  The El Varon claim was staked by Mr. Len DeMelt, the Chairman of the Board of Directors of the Company.  Mr. DeMelt transferred the claim to the Company for no consideration.

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

No prior geological evaluations have been conducted on the El Varon claim.  The Company intends to soon begin prospecting, geological mapping, collecting grab samples and hand trenching.  Prospecting is the process of evaluating the property by analyzing rocks on the property’s surface with a view to discovering indications of potential mineralization.  Geological mapping consists of gathering chip samples and grab samples from areas on the property with the most potential to host economically significant mineralization.  Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold, or industrial metals such as copper.  All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content.  Trenching typically involves removing surface dirt and rock and gathering rock and soil samples from below the property’s surface in areas with the most potential to host economically significant mineralization.

The Company can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

Pativilca Claim - Peru

On January 13, 2008 the Company’s wholly owned subsidiary, Nilam Resources Peru SA, entered into a letter of intent with MRC1 Exploration EIRL to purchase the Pativilca property.  Under the terms of that agreement, the Company agreed to purchase the Pativilca property and the gold production plant on the property for $1,500,000 to be paid as follows: $250,000 at the signing of the transference of the deed(s) of mining concessions; $500,000 four months from the date of transference of the public deed(s); and $750,000 ten months from the transference of the public deed(s).  Additionally, the Company agreed to grant MRC1 Exploration a three percent royalty from mineral production.  The Company made a $10,000 deposit toward the purchase price.

The Pativilca property (also known as “Baco project”) is located is located in the last western reinforcement of the western of central Andes of Peru, about 235 kilometers NNW of Lima.  The property consisted of 6 mining concessions that were a total of 2,100 hectares.  The Baco project included a fully functioning gold production operation with cyanidation plant capable of 50 tons of ore per day.  The Company was in the process of applying for the necessary water usage and explosive permits but has since stopped that process.

Due to the recent instability of the global capital markets, the Company’s finance team was unable to raise the capital necessary to complete the acquisition of the Pativilca property.  After the close of the fiscal year but prior to filing of this report, in early June of 2008, MRC1 Exploration, EIRL, the seller of that property, revoked the offer to sell and declared the January 13, 2008 Letter of Intent null and void.   The seller has refused to refund the initial deposit.  The seller has indicated that they may be open to further negotiations should the Company raise the capital adequate to acquire and operate the property.

Compliance with Government Regulation

The Company will be required to comply with all regulations, rules and directives of governmental authorities and agencies applicable to the exploration of minerals in Peru.

The Company will have to sustain the cost of reclamation and environmental mediation for all exploration and development work undertaken. The amount of these costs is not known at this time as we do not know the extent of the exploration program that will be undertaken beyond completion of the currently planned work programs.  Because there is presently no information on the size, tenor, or quality of any resource or reserves at this time, it is impossible to assess the impact of any capital expenditures on earnings or our competitive position in the event a potentially economic deposit is discovered.

If the Company enters into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will control all aspects of any production program if the project continues to that stage because of the potential impact on the environment.  Examples of regulatory requirements include:

-	Water discharge will have to meet water standards;

-	Dust generation may have to be minimal or otherwise re-mediated;

-	Dumping of material on the surface may have to be re-contoured and re-vegetated;

-	An assessment of all material to be left on the surface will need to be environmentally benign;

-	Ground water will have to be monitored for any potential contaminants;

-	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

-	There will likely have to be an impact report of the work on the local fauna and flora.

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

Employees

The Company has three executive employees in North America, Mr. Alain Vachon, President; Mr. Vare Grewal, Secretary, Treasurer and Director; and Mr. Larry Sostad serves as the Director of Mining.

On June 12, 2008, Mr. Vare Grewal resigned from his positions of Secretary, Treasurer and Director.  Mr. Vachon is currently filing those roles until a replacement is located and hired.

In South America the Company has two executive employees, Mr. Juan Manuel Elescano, Director of Exploration, Peru and Mr. Carlos Ortiz, Director of Operations, Peru.  Additionally, the Chairman of the Board of Directors, Mr. Len DeMelt lives in Lima, Peru and utilizes his staff of assistants, bookkeepers and geologists to support the Company’s operations in Peru.

Research and Development Expenditures

The Company has not incurred any research or development expenditures since our incorporation other than those incurred during in our development program on the Lucky Strike claim.

Subsidiaries

On or about November 23, 2007 the Company created, Nilam Resources Peru SA, a wholly subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  Nilam Resources Peru SA, holds the Company’s material asset consisting of its rights in respect of the Llipa and El Varon properties.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns the mineral exploration rights on the Llipa and El Varon mineral properties located in the Peru. We do not own interest in any other mining properties.

Recently the Company moved its primary office to 35 Du Parc Des Erables, LaPrairie, Quebec, Canada, J5R 5J2 which is provided to the Company at no cost.  Through the duration of our fiscal year covered by this report, the Company maintained an office at Suite 503-42 Camden St., Toronto, Ontario M5V 1V1.

ITEM 3. LEGAL PROCEEDINGS

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

The Company's Common Stock has been listed on the NASD over-the-counter Electronic Bulletin Board.  Our Common Stock is traded on the OTC Bulletin Board under the trading symbol NILR. The following table below presents the closing high and low closing bid prices for our common stock for each quarter.  These prices reflect inter-dealer prices, without retail markup, markdown, or commission, and may not represent actual transactions.  We obtained the following information from Pink OTC Markets Inc.

	Closing Bid Prices
2007	High	Low
May 1 thru July 31 Aug. 1 thru Oct. 31 Nov. 1 thru Jan. 31 2008	$.10 $.10 $1.80	$.10 $.10 $.10

2008
Feb. 1 thru April 30	$2.21	$1.35

Since its inception, no dividends have been paid on the Company's Common Stock. The Company intends to retain any earnings for use in its business activities, so it is not expected that any dividends on the Common Stock will be declared and paid in the foreseeable future.

The Company did not repurchase any shares of its issued and outstanding shares of common stock during the fiscal year ended April 30, 2008.

During December 2007 and January 2008, the Company, in reliance upon Regulation S under the Securities Act of 1933, as amended, sold 538,874 units at $.50 per unit in fourteen separate transactions for gross proceeds of $269,437.  Each unit consisted of one share of Common Stock and one Warrant to purchase a share of Common Stock at an exercise price of $.60 for 24 months.  The stock was purchased by the officers and directors and individual investors who are associates of the officers and director of the Company.

At year ended April 30, 2008, the Company had 24 registered shareholders of record.

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

Plan of Operation

The Company is focused on locating and securing exceptional mineral properties to add to its present holdings.  Currently, the management of the Company has been searching both for gold projects in Peru and coal properties in Columbia, South America.

The Company held two properties in Peru where it has taken surface and underground samples from the existing mineral properties but has not yet completed a full integrated exploration programs on each one. Results from these samples indicated that economic mineralization occurred on the properties but at this stage, the Company is unable to size the extent of these mineralized zones.

The plan of operation for the next twelve months is to complete a first stage exploration program on the Llipa and El Varon claims consisting of geophysical (Magnetometer and Induced Polarization) surveys coupled with detailed geological mapping and extensive trenching and sampling.  The Company estimates that $200,000 is required to complete such works. The Company intends to undertake this exploration work program at the end of 2008 or beginning of 2009.  Currently, it is doubtful whether the Company will have sufficient financial resources to fund the necessary exploration programs.  If the Company cannot raise additional money, the proposed exploration programs will be postponed temporarily. The Company anticipates that additional funding will be in the form of equity financing from the sale of our common stock or from loans.  The Company does not have any arrangements in place for any future equity financing or loans.

Additionally, should the Company identify economic mineralization after completion of the first stage exploration campaign, it will have to raise approximately an additional $500,000 to make the properties operational.  These funds will be used to carry out the complementary exploration works needed to delineate probable reserves on the property, especially the implementation of a diamond drilling in order to, at least, establish a drill-indicated reserve figure prior to commencing any mining operations. Further, should the drilling indicate economically viable probable reserves, a minimum of $2,000,000 will be necessary over the twenty four months to pay for the Company’s employees, to purchase necessary vehicles and equipments and to build the mine and the processing plant.  Additional funds beyond those stated could be needed for unforeseen expenses or in the event the Company is unable to develop revenue from the property. The Company is hopeful that it can raise the necessary funds, but can provide no assurances that it will be able to raise the necessary capital to complete the exploration and commence operations.

The Company can provide no assurances that there are commercially viable quantities of mineral on its Peruvian properties.  At this preliminary stage, the Company makes no statement with regards that any of its two properties host indicated or proven reserves.    Should the Company discover through its exploration program that the probable reserves are not commercially viable, the Company will not commence mining operations.  The specific details of the exploration plan are under contemplation by the officers and technical staff of the Company.

A further material uncertainty is the fact that the Company will have to obtain all permits required by the Peruvian Government to proceed with a commercial operation.  Among these permits are the social license that has to be issued by the municipality where the property is located, the use of water, explosives and an authorized tailing pond. These permits are necessary to operate a mine.  Although the Company believes that it will be able to obtain those permits within a reasonable amount of time and modest expense, it cannot provide any assurances of such.  If the Company cannot obtain those permits it will have the option to subcontract with, or lease the property to, a third party which may have better successes to obtain such permits.

Results of Operations from the Period of Inception through April 30, 2008

The Company began operations on July 11, 2005. The Company has not earned any revenues since our incorporation on July 11, 2005 to April 30, 2008. We do not anticipate earning revenues unless we enter into commercial production on our Peruvian properties, which is doubtful in the foreseeable future. The Company has not completed the exploration of its Peruvian properties and can provide no assurance that we will discover economic mineralization on those properties, or if such minerals are discovered, that we be able to enter into commercial production.

The Company incurred operating expenses in the amount of $442,249 for the period from our inception on July 11, 2005 to April 30, 2008. These operating expenses were comprised primarily of a write down of value on our mineral properties of $105,000, stock based compensation of $100,977, professional fees (accounting, auditing and legal fees) of $79,593, investor relations of $38,468, explorations costs and expenses of $38,505, general and administrative expenses of $20,852. These and other expenses resulted in a net loss from inception of $521,829.

The Company has not attained profitable operations and is dependent upon obtaining financing to pursue exploration activities. For these reasons, our auditors have expressed that there is substantial doubt that we will be able to continue as a going concern.

Results of Operation

Comparison of the Years Ended April 30, 2008 and 2007.

The Company anticipates incurring a loss as a result of exploration and development expenses, and expenses associated with the operations of the Company.  The Company does not anticipate any revenue in the near future until its mineral interests have reached the point of economic viability. Additional expenditures are necessary to determine if any future revenues will be generated from our mining properties. The Company has incurred losses in each year since the period from inception on July 11, 2005 (date of inception), through the current fiscal year ended April 30, 2008.

For the year ended April 30, 2008 compared to the year ended April 30, 2007, the Company had a net loss of $442,249 and $68,479 respectively, an increase of 546%.

Mining exploration costs increased from $700 during the year ended April 30, 2007 as compared to $38,505 for the comparable period ended April, 30 2008, due primarily to the completion of Phase II of our exploration program of the Lucky Strike claim and the preliminary geological work done upon the acquisition of the Llipa and El Varon claims in Peru.

General and administrative expenses increased from $678 during the year ended April 30, 2007, to $20,852 for the fiscal year ended April 30, 2008.

Professional fees and expenses increased from $26,492 during the year ended April 30, 2007, to $79,593  for the year ended 2008 for an increase of 200%.

Liquidity and Capital Resources

At April 30, 2008, the Company had current assets of $40,965 working capital of $13,329, and had used $229,473 in operating activities during the year ended April 30, 2008. The Company has an accumulated deficit of $520,914 since the inception of the Company on July 11, 2005 through April 30, 2008; and has had a net increase in cash flow of $302 since inception.  As a result, the independent auditors of the Company have expressed substantial doubt about the Company’s ability to continue as a going concern.

During December 2007 and January 2008, the Company sold 538,874 units at $.50 per unit, in reliance upon Regulation S under the Securities Act of 1933, as amended, in fourteen separate transactions for gross proceeds of $269,437.  Each unit consisted of one share of Common Stock and one Warrant to purchase a share of Common Stock at an exercise price of $.60 for 24 months.  The stock was purchased by an officer of the Company, a director of the Company and other individual investors who are associates of the officers and director of the Company.

The proceeds from the sale of the units have been used for the acquisition of mineral properties and general corporate purposes.

The Company must rely on our corporate officers, directors and outside investors in order to meet its budget for further exploration and acquisitions.  If the Company is unable to obtain financing from any of one of these aforementioned sources, the Company would not be able to complete its financial obligations regarding the exploration and development of its Canadian mining properties, to complete acquisitions, or to continue as a going concern.

ITEM 7. FINANCIAL STATEMENTS

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

(Stated in US Dollars)

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2008 AND 2007.

PAGE	2	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2008.

PAGE	3	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2008.

PAGE	4	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2008.

PAGES	5 - 9	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	April 30, 2008	April 30, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,329	$13,027
Accounts receivable	1,896	-
Prepaid	25,740	2,225

TOTAL ASSETS	$40,965	$15,252

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,737	$2,924
Due to related parties (Note 6)	1,440	-
Notes payable – related parties (Note 4)	60,338	-

TOTAL LIABILITIES	89,515	2,924

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 58,038,874 shares and 57,500,000 shares issued and outstanding, respectively (Note 5)	58,038	57,500

Additional paid in capital (Note 5)	414,326	33,500

Accumulated deficit during exploration stage	(520,914)	(78,672)
Total stockholders’ equity (deficiency)	(48,550)	12,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$40,965	$15,252

Nature of Operations    Note 1
See accompanying notes to financial statements.

Approved on Behalf of the Board

/s/ Len DeMelt                             , Director

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
 (STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2008	For the Year Ended April 30, 2007	For the Period From July 11, 2005 (Inception) to April 30, 2008
OPERATING EXPENSES
Accounting and auditing fees	$36,660	$13,716	$51,141
Consulting fees	23,000	36,000	59,000
Exploration costs and expenses	38,505	700	45,705
General and administrative	20,852	678	21,665
Insurance	4,500	-	4,500
Investor relation	38,468	-	38,468
Listing and filing fees	2,115	4,610	7,425
Legal fees	42,933	12,776	55,709
Stock-based compensation (Note 6)	100,977	-	100,977
Travel	8,609	-	8,609
Wages	20,630	-	20,630
Write down on mineral properties (Note 3)	105,000	-	108,000
Total Operating Expenses	442,249	68,479	521,829
LOSS FROM OPERATIONS	(442,249)	(68,479)	(521,829)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908
Interest income	7	-	7

Total Other (Expense)/Income	7	-	915

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(442,242)	(68,479)	(520,914)

Provision for Income Taxes	-	-	-

NET LOSS	$(442,242)	$(68,479)	$(520,914)

Net loss per share – basic and diluted	(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period – basic and diluted	57,736,361	57,500,000	42,958,066

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(STATED IN U.S. DOLLARS)

Accumulated
Preferred				Additional	Deficit During
Stock		Common Stock		Paid-In	Exploration
Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash ($0.0002 per
share)	-	$-	30,000,000	$30,000	$(24,000)	$-	$6,000

Common stock issued for
cash ($0.002 per share)	-	-	27,500,000	27,500	27,500	-	55,000

Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	57,500,000	57,500	3,500	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000

Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	57,500,000	57,500	33,500	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000

In-kind contribution of expenses	-	-	-	-	5,950	-	5,950

Common stock issued for	-	-	538,874	538	369,876	-	370,414
cash ($0.50 per share)

Net loss for the year	-	-	-	-	-	(442,242)	(442,256)

BALANCE, APRIL 30, 2008	-	$-	58,038,874	$58,038	$414,326	$(520,914)	$(48,564)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2008	For the Year Ended April 30, 2007	For the Period From July 11, 2005 (Inception) to April 30, 2008

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(442,242)	$(68,479)	$(520,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	105,000	-	105,000
In-kind contribution of expenses	5,950	-	5,950
In-kind contribution of stock	-	30,000	30,000
Stock-based compensation	100,977	-	100,977
Changes in operating assets and liabilities:
Prepaid	(23,515)	(2,225)	(25,740)
Accounts receivable	(1,896)	-	(1,896)
Accounts payable and accrued expenses	24,813	(2,076)	27,737
Due to related party	1,440	-	1,440
Net Cash Used In Operating Activities	(229,473)	(42,780)	(277,446)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral properties	(100,000)	-	(100,000)
Net Cash Used In Investing Activities	(100,000)	-	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	269,437	-	330,437
Notes payable – related parties	60,338	-	60,338
Net Cash Provided By Financing Activities	329,775	-	390,775

NET INCREASE (DECREASE) IN CASH	302	(42,780)	13,329

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,027	55,807	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,329	$13,027	$13,329

Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008

NOTE 1    NATURE OF OPERATIONS

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

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  As at April 30, 2008, the Company has accumulated losses of $520,914 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission.

(B) Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nilam Resources Peru SAC. Intercompany accounts and transactions have been eliminated in consolidation.

(C) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property acquisitions and valuation of stock-based compensation.

(D) Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

(E) Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. The Company capitalized $105,000 related to the mineral rights which was subsequently impaired as of April 30, 2008.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” Basic loss per share includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company.  The common shares potentially issuable on conversion of outstanding warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

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

 (H) Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. As of April 30, 2008, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

(I) Business Segments

The Company operates in one industry segment within two geographical areas, Canada and Peru. The mineral properties are held solely in the Peru segment.

(J) Recent Accounting Pronouncements

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008. SFAS No. 158 has no current applicability to the Company’s financial statements.

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

(K) Concentration of Credit Risk

Cash includes deposits at Canadian and Peruvian financial institutions in US and Peruvian currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $13,329 is uninsured. The Company has placed its cash in a high credit quality financial institution.

NOTE 3    MINERAL PROPERTIES

Lucky Strike Property

Pursuant to a mineral property purchase and sale agreement dated March 1, 2006, the Company acquired a 100% interest in the mineral rights at the Lucky Strike Property located in the Similkameen Mining Divison, British Columbia, Canada for a purchase price of $3,000.  The Company has written off the cost of the property during the year ended April 30, 2006.

Llippa Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llippa Project, Peru, for $100,000. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.  As of April 30, 2008, the Company paid $100,000 to acquire Llippa Project.  The Company has written off the cost of the property during the year ended April 30, 2008.

El Baron Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, acquired the El Baron (a.k.a “El Varon”) mineral claim from a director of the Company, who transferred the claim to the Company for no consideration.  El Varon project consists of the Tati and San Marino No.2 mining concessions, Peru.  The value of $5,000 was assigned to the property based on actual staking costs incurred by the director.  The Company has written off the cost of the property during the year ended April 30, 2008.

NOTE 4    NOTES PAYABLE – RELATED PARTY

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

NOTE 5    STOCKHOLDERS’ EQUITY

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

During fiscal 2007, a former officer and director gave the President and Chief Financial Officer 1,500,000 shares of the Company’s common stock. The shares were valued for financial statements purpose at a recent price of $0.02 per share or $30,000.

On December 3, 2007, the Company sold 340,416 units for cash of $170,208 ($0.50 per unit).  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.60 per share exercisable for two years.  Of the 340,416 units, 215, 146 units were issued to a Director.

On January 16, 2008, the Company sold 198,458 units for cash of $99,229 ($0.50 per unit).  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.60 per share exercisable for two years.  Of the 340,416 units, 19,685 units were issued to a Director.

The benefit of $100,999 was assigned to 234,831 units issued to the Directors of the Company.

During fiscal 2008, the Company calculated the fair value of a Director’s fee of $6,000; and staking right contribution from another Director in the amount of $5,000, which are all reflected as an in-kind contribution of expenses.

Share Purchase Warrants
	Number	Weighted Average
	of Warrants	Exercise Price
Balance, April 30, 2007	-	$-
Granted	538,874	0.60

Balance, April 30, 2008	538,874	$0.60

As at April 30, 2008, the Company has the following warrants outstanding:

Shares	Exercise Price	Expiry Date
340,416	$0.60	December 3, 2009
198,458	$0.60	January 16, 2010
538,874

NOTE 6    RELATED PARTY TRANSACTIONS

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand (Note 3).

During the fiscal 2008, the officer loaned the Company $338. This loan is unsecured, bears no interest and is due on demand (Note 3).

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand (Note 3).

NOTE 6    RELATED PARTY TRANSACTIONS (CONTINUED)

During the fiscal 2008, a director of the Company transferred the title of the El Baron property to the Company’s name without consideration. The value of $5,000 was assigned to the property (Note 2).

During the fiscal 2008, the officer loaned the Company $1,440. This loan is unsecured, bears no interest and is due on demand.

During the fiscal 2008, $10,000 of consulting fees was paid to the President and Chief Financial Officer of the Company.

On December 2007 and January 2008, a total of 234,831 units (Note 4) were sold to the Directors of the Company in connection with the private placement.  The benefit of $100,999 was assigned to those units, computed by taking the difference between the market share price and the selling price per unit and multiplying it by number of shares issued to Directors.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On March 18, 2008, Webb & Co., the independent registered public accounting firm of Nilam Resources, Inc. (the "Company") for the fiscal years ended April 30, 2007 and 2006, was terminated from further audit services to the Company.  This action was approved by the Board of Directors.  The Company terminated Webb & Co. in order to retain an auditing firm with offices located in closer proximity to their mining operations in Peru.

During the fiscal year ended April 30, 2007, the consolidated financial statements of the Company did not contain any adverse opinion or a disclaimer of opinion, nor were they qualified or modified as to any uncertainty, audit scope, or accounting principles.

For the two fiscal years ended April 30, 2007, and the subsequent interim period through March 18, 2008, there were no disagreements between the Company and Webb & Co. on any matter of accounting principles or practice, financial statement disclosure, or auditing scope or practices which if not resolved to the satisfaction of Webb & Co. would have caused Webb & Co. to make reference to the subject matter of the disagreement in connection with its reports.

On March 19, 2008, the Company executed an engagement letter with Cinnamon, Jang, Willoughby and Co., a member of HLB International, to audit the consolidated financial statements of the Company for its fiscal year ended April 30, 2008, and the related statements of income, stockholders' equity, and cash flows for the year then ended.  During the two most recent fiscal years or any subsequent interim period, the new independent registered public accounting firm had not previously been engaged as either the principal accountant of the Company to audit its consolidated financial statements or of any significant subsidiary, nor has the Company consulted with the firm regarding any accounting issue, auditing or financial reporting issue regarding such consolidated financial statements or any reportable event prior to March 19, 2008.

ITEM 8A. CONTROLS AND PROCEDURES

The Company's Chief Executive Officer/President who is also serving as the chief financial officer/principal accounting officer (the "Certifying Officer") is responsible for establishing and maintaining disclosure controls and procedures for the Company.  Such officer has concluded (based upon their evaluation of these controls and procedures) that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in this report is accumulated and communicated to the Company's management, including its principal executive officers as appropriate, to allow timely decisions regarding required disclosure. The Certifying Officer also has indicated that there were no changes in the Company’s internal controls or other factors that could significantly affect such controls subsequent to the date of evaluation, and that there were no corrective actions necessary with regard to any significant deficiencies and material weaknesses.

The Company does not have an audit committee or a financial expert serving on the Board of Directors.  During the coming fiscal year the Company plans to form and implement an audit committee and hire a Chief Financial Officer who also may serve on the Board of Directors.

CRITICAL ACCOUNTING POLICIES

The Company has identified the policies outlined below as critical to our business operations and an understanding of our results of operations. The list is not intended to be a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by accounting principles generally accepted in the United States, with no need for management's judgment in their application. The impact and any associated risks related to these policies on our business operations is discussed throughout Management's Discussion and Analysis or Plan of Operations where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see the Notes to the April 30, 2008 Financial Statements. Note that our preparation of the financial statements requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property acquisitions and valuation of stock-based compensation.

 Cash and Cash Equivalents

For purposes of the cash flow statements, the Company considers all highly liquid investments with original maturities of three months or less at the time of purchase to be cash equivalents.

Mineral Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. The Company capitalized $105,000 related to the mineral rights which was subsequently impaired as of April 30, 2008.

 Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” Basic loss per share includes no dilution and is computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company.  The common shares potentially issuable on conversion of outstanding warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

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

Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. As of April 30, 2008, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

 Business Segments

The Company operates in one industry segment within two geographical areas, Canada and Peru. The mineral properties are held solely in the Peru segment.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 addresses how companies should measure fair value when they are required to use a fair value measure for recognition or disclosure purposes under generally accepted accounting principles. SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands the required disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 157.

In September 2006, the FASB issued Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”), an amendment of FASB Statements No. 87, 88, 106 and 132(R). SFAS No. 158 requires (a) recognition of the funded status (measured as the difference between the fair value of the plan assets and the benefit obligation) of a benefit plan as an asset or liability in the employer’s statement of financial position, (b) measurement of the funded status as of the employer’s fiscal year-end with limited exceptions, and (c) recognition of changes in the funded status in the year in which the changes occur through comprehensive income. The requirement to recognize the funded status of a benefit plan and the disclosure requirements are effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure the plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for fiscal years ending after December 15, 2008.  SFAS No. 158 has no current applicability to the Company’s financial statements.

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

In February 2007, the FASB issued Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), an amendment of FASB Statement No. 115. SFAS No. 159 addresses how companies should measure many financial instruments and certain other items at fair value. The objective is to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007, with earlier adoption permitted. Management is assessing the impact of the adoption of SFAS No. 159.

ITEM 8B. OTHER INFORMATION

During the year ended April 30, 2008, Mrs. Sandy Sandu resigned as the Chief Executive Officer, President and director of the Company.  There were no disagreements between the shareholders of the Company and Mrs. Sandu.   On June 12, 2008 Mr. Vare Grewal resigned from his positions as Director, Treasurer and Secretary.  He resigned to pursue other business opportunities.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the name, age, and positions with the Company for each of the present directors and officers of the Company.

Name	Age	Position

Alain Vachon Vare Grewal 31 Len DeMelt 62 Larry Sostad 63 Juan Manuel 43 Elescano Carlos Ortiz 55	53	Chief Executive Officer and President Treasurer, Secretary and Director Chairman of the Board of Directors Director of Mining, North America Director of Exploration, Peru Director of Operations, Peru

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

Mr. Len De Melt is serving the Company as the Chairman of the Board of Directors.  He has held management positions with numerous mining companies internationally and was instrumental in starting and building six mines, including Gulf Oil's Rabbit Lake mine (uranium), Syncrude mine (oil sands), Denison Mines' Quintette (coal), Homestake's Golden Bear mine (gold), BHP's Ekati mine (diamonds) and Goldust's Croiner mine (gold).  He has served as a director of the mining companies Norsemont Resources Inc. and Vena Resources Inc..  Mr. DeMelt is an engineering technologist and a graduate of the Haileybury School of Mines.  He also holds a Bachelor of Arts degree in business and economics and a diploma of mechanical studies from the British Columbia Institute of Technology.  Mr. DeMelt is fluent in English and Spanish.  He lives in Lima, Peru.

Mr. Vare Grewal served the Company as a Director and as the Treasurer and Secretary.  He was also concurrently the President of Pacific Imperial Capital, Inc. which provides investment banking services for start-up and development stage public companies.  He devoted approximately sixty percent of his time to his obligations to the Company.  Prior to his service with Pacific Imperial Capital, Inc., Mr. Grewal was a registered broker for Leede Financial of Canada and for Canacord Capital, Canada.  He has a B.S. in Economics from the University of Manitoba.  He is currently a resident of Toronto, Canada.

On June 12, 2008 Mr. Grewal resigned from all of his positions within the Company.

On December 10, 2008, the Board of Directors appointed the following individuals to executive positions within the Company;

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

Significant Employees

The Company has no significant employees other than the executive employees and directors described above.

No Audit Committee or Financial Expert

The Company does not have an audit committee or a financial expert serving on the Board of Directors.  The Company plans to form and implement an audit committee and hire a Chief Financial Officer who also may serve on the Board of Directors.

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

ITEM 10. EXECUTIVE COMPENSATION

The officers and directors of the Company have not received a salary from the Company.  All executives and directors who have received any compensation for their service to the Company such compensation has been in the form issuances of restricted Common Stock of the Company.  The Company has no plan, agreement, or understanding, express or implied, with any officer, director, or principal stockholder, or their affiliates or associates, regarding the additional issuances to such persons of any shares of the Company's authorized and unissued common stock other than reported below.

All executive officers, for services in all capacities to the Company, received no cash compensation during the fiscal years ended April 30, 2008 and 2007.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options	LTIP Payouts	Other

Sandy Sandhu Former President, Treasurer, Secretary, and Chairman of the Board of Directors	2008 2007	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Karamjit Gill Former Chief Executive Officer, and President	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Michael Sklavenitis Former Chief Executive Officer, Chief Financial Officer, and President	2007 2006	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0	$0 $0

Alain Vachon* President, Acting Treasurer and Secretary	2008	$0	$0	$0	2,150,000 shares	$0	$0	$0*

Vare Grewal Former Treasurer and Secretary	2008	$0	$0	$0	15,000,000 shares**	$0	$0	$0

Len DeMelt Chairman of the Board of Directors	2008	$0	$0	$0	15,000,000 shares **	$0	$0	$0

Larry Sostad, Director of Mining Operations, North America	2008	$0	$0	$0	50,000 shares	$0	$0	$0

Juan Manuel Elescano Director of Exploration, Peru	2008	$0	$0	$0	30,000 shares	$0	$0	$0

Carlos Ortiz, Director of Operations, Peru	2008	$0	$0	$0	50,000 shares	$0	$0	$0

* Alain Vachon received a one time payment of $10,000 to reimburse him for expenses and to pay aconsulting geologist in Peru.

** On July 21, 2008 Mr. DeMelt received 13,120,000 restricted common shares from Mr. Vare Grewal.

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

The Company may retain consultants from time to time to perform certain functions.  During the 2008 fiscal year, the Company retained several consultants to assist the management with various projects such as web design and preparation of geological reports.  The company paid those consultants a total of $23,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides the names and addresses of each person known to us that owns more than 5% of our outstanding Common Stock as of April 30, 2008, and by the officers and directors of the Company, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

		Amount of
Title of Class	Name and address of beneficial owner	beneficial	Percent of
		ownership	class

Common Stock	Len DeMelt, Director 810 Malecon Cisneros St. Peru, Lima, Miraflores	13,900,146*	24%

Common Stock	Vare Grewal, Director and Officer* 42 Camden Street, Suite 503 Toronto, Ontario, M5V 1V	13,120,000*	22%

Common Stock	Alain Vachon, President	2,150,000	4%
	35 Rue Du Parc Des Erables Laprairie, PQ, J5R 5J2
Common Stock Common Stock
Juan Manuel Elescano, Dir. of Exploration
Avenida Enrique Fermi # 37
Urb. Fiori, SM de Peru

Carlos Fernando Ortiz Ugarte, Dir. of Operations
Av. La Floresta 369 Dpto. 101
Peru

Officers and directors as a group (5)
		30,000 50,000 29,250,146	.05% .08% 50.40%

*
On June 12, 2007 Mr. Vare Grewal, who had served the Company as Director, Treasurer and Secretary, resigned from all of his positions within the Company.  On or about July 21, 2008, Mr. Grewal transferred his ownership of stock and interest in the Company to Mr. Len DeMelt, thus giving Mr. DeMelt ownership of 27,020,146 restricted common shares equal to 46.55%.  As a result of such transfer, Mr. Grewal now owns no common stock or any other stock or interest in the Company.

The percent of class is based on 58,038,871 shares of common stock issued and outstanding as of April 30, 2007.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Share Transfers –

On November 2, 2007, Ms. Sandy Sandhu, the Company’s Director, President, Treasurer, and Secretary, upon her resignation, transferred 15,000,000 shares of common stock to Mr. Len DeMelt the incoming Director.

On November 8, 2007, Mr. Karmjit Gill, the past president of the Company transferred 15,000,000 shares to Mr. Vare Grewal, the incoming Director, Treasurer and Secretary.

Note to Related Party for Mineral Claim –

Prior to Mr. Len DeMelt joining the Company as a Director, Mr. DeMelt was in the process of acquiring the Llipa property for his personal portfolio of mineral interests.  He had placed a $50,000 deposit toward the $100,000 sale price of the property.  Once Mr. DeMelt was appointed as a director, he agreed to transfer the sale contract to the Llipa property to the Company and, as a term of that conveyance, the Company committed to invest in exploration on the property.  The Company paid to the seller the remaining balance of $50,000 in cash and executed a promissory note to Mr. DeMelt for the $50,000 deposit to fully acquire the Llipa mineral property.

Assignment of Mineral Claim -

During the fiscal 2008, a director of the Company transferred the title of the El Varon property to the Company’s name without consideration.  The value of $5,000 was assigned to the property.

Loans -

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand.

During the fiscal 2008, an officer loaned the Company $338. This loan is unsecured, bears no interest and is due on demand.

During the fiscal 2008, an officer loaned the Company $1,440. This loan is unsecured, bears no interest and is due on demand.

Purchase of Common Stock by Officers and Directors –

On December 2007 and January 2008, a total of 234,831 units were sold to Officers and Directors of the Company in connection with a private placement.

ITEM 13. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

3.1	Articles of Incorporation of the Company are incorporated herein by reference to Exhibit 3.1 of the Form SB-2 registration statement of the Company [File No. 333-129864] filed on July 24, 2006.

3.2	Certificate of Amendment to Articles of Incorporation are incorporated herein by reference to Exhibit 3.2 of the annual report Form 10KSB filed July 30, 2007.

3.3	ByLaws of the Company are incorporated herein by reference to Exhibit 3.2 to the Form SB-2 registration statement of the Company [File No. 333-129864] filed on July 24, 2006.

10.1	Summary Report on Llipa Mineral Property is incorporated herein by reference to Exhibit 10.1 to the current report Form 8-K/A filed on December 28, 2007.

10.2	Record of the transfer of the EL Varon mineral claims is incorporated herein by reference to Exhibit 10.2 to the current report form 8-K/A filed on December 28, 2007.

10.3	Record of the transfer of the Llipa mineral claims is incorporated herein by reference to Exhibit10.3 to the current report form 8-K/A filed December 28, 2007.

10.4	Pledge of Contract for the acquisition of the Pativilca claims and the Summary of the PativilcaProject are incorporated herein by reference to Exhibits 10.1 and 10.2 respectively to the currentreport form 8-K filed January 17, 2008.

10.5	Report on Phase I and II Exploration Program on the Lucky Strike Mineral Property in BritishColumbia, prepared by of Sookochoff Consultants is incorporated herein by reference to Exhibit10.7 of the Quarterly Report Form 10QSB filed March 5, 2008.

31	Certification of Alain Vachon.

32	Certification of Alain Vachon, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The approximate aggregate fees billed by Cinnamon, Jang and Wiloughby and Webb & Company, P.A., our independent registered public accounting firms, for the fees billed for the fiscal years ended April 30, 2008, and 2007, are as follows:

Name	Accounting Fees	Audit Related Fees	Tax Fees	All Other Fees
For fiscal year ended
April 30, 2008	$4,000	$32,000	$0	$0
April 30, 2007	$4,000	$7,000	$0	$0

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

Nilam Resources Inc.

Dated:  August 13, 2008
/s/ Alain Vachon
Alain Vachon, Chief Executive Officer, President and acting Treasurer and Secretary