Form 10KSB/A
period 2007-04-30
Nilam Resources Inc.
filed 2008-08-19
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/A

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

DOCUMENTS INCORPORATED BY REFERENCE:

Transitional Small Business Disclosure Format: Yes ☐   No ☒

This 10KSB/A has been amended to include a Report of the Independent Registered Public Accounting Firm of Cinnamon Jang and Willoughby & Co. relating to the audit of the Company’s Financial Statements.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information and Cautionary Statements

When used in this report on Form 10-KSB/A, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and that actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

ITEM 7. FINANCIAL STATEMENTS

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

(Stated in US Dollars)

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	12	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.

PAGE	13	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2008 AND 2007.

PAGE	14	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2008.

PAGE	15	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2008.

PAGE	16	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2008.

PAGES	17 - 21	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cinnamon Jang Willoughby & Company

Chartered Accountants
A Partnership of Incorporated Professionals

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Nilam Resources Inc.:

We have audited the accompanying consolidated balance sheet of Nilam Resources Inc. as at April 30, 2008 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flows for the year ended April 30, 2008. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Nilam Resources Inc. as of April 30, 2007 were audited by other auditors whose report dated July 11, 2007 expressed an unqualified opinion on those statements. The other auditors' report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior period, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at April 30, 2008 and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming the company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

"Cinnamon Jang Willoughby & Company"
Chartered Accountants

Burnaby, Canada
June 23, 2008

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

Dated:  August 18, 2008
/s/ Alain Vachon
Alain Vachon, Chief Executive Officer, President and acting Treasurer and Secretary