Form 10QSB
period 2008-07-31
Nilam Resources Inc.
filed 2008-09-19
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2008

☐  Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________to _____________

Commission File Number 333-135980

NILAM RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0487414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

35 Du Parc Des Erables, LaPrairie,
Quebec, Canada, J5R 5J2

Issuer’s telephone number, including area code 1-514-449-5914

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 58,038,871 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of September 17, 2008.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2008 (UNAUDITED) AND APRIL 30, 2008 RESTATED (NOTE 2).

PAGE	2	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2008 RESTATED (NOTE 2) (UNAUDITED).

PAGE	3	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 RESTATED (NOTE 2) (INCEPTION) TO JULY 31, 2008.

PAGE	4	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2008 RESTATED (NOTE 2) (UNAUDITED).

PAGES	5 - 8	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	July 31, 2008	April 30, 2008
ASSETS	(Unaudited)	(As restated- Note 2)

CURRENT ASSETS
Cash	$798	$13,329
Accounts receivable	1,896	1,896
Prepaid	21,251	25,740
	23,945	40,965

TOTAL ASSETS	$23,945	$40,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,028	$27,737
Due to related parties (Note 7)	2,491	1,440
Notes payable – related parties (Note 5)	60,338	60,338

TOTAL LIABILITIES	69,857	89,515

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 58,038,874 shares and 57,500,000 shares issued and outstanding, respectively (Note 6)	58,038	58,038

Additional paid in capital (Note 6)	3,463,132	3,414,326

Accumulated deficit during exploration stage	(3,567,082)	(3,520,914)
Total stockholders’ equity	(45,912)	48,550

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$23,945	$40,965

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
 (STATED IN U.S. DOLLARS)
(Unaudited)

	For the Three Months Ended July 31, 2008	For the Three Months Ended July 31, 2007	For the Period From July 11, 2005 (Inception) to July 31, 2008 (As restated- Note 2)
OPERATING EXPENSES

Accounting and auditing fees	$12,442	$6,556	$63,583
Consulting fees	-	-	59,000
Exploration costs and expenses (Note 3)	3,397	-	157,102
General and administrative	2,106	6	23,771
Insurance	6,750	-	11,250
Investor relation	583	-	39,051
Interest on Loans Payable (Note 5)	1,056	-	1,056
Listing and filing fees	875	375	8,300
Legal fees	17,131	8,206	72,840
Stock-based compensation (Note 7)	-	-	3,100,977
Travel	1,828	-	10,437
Wages	-	-	20,630
Total Operating Expenses	46,168	15,143	3,567,997
LOSS FROM OPERATIONS	(46,168)	(15,143)	(3,567,997)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908
Interest income	-	-	7

Total Other (Expense)/Income	-	-	915

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(46,168)	(15,143)	(3,567,082)

Provision for Income Taxes	-	-	-

NET LOSS	$(46,168)	$(15,143)	$(3,567,082)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.08)

Weighted average number of shares outstanding during the period – basic and diluted	58,038,874	57,500,000	44,201,287

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2008
(STATED IN U.S. DOLLARS)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Exploration Stage	Total
	Shares	Amount	Shares	Amount	(As restated- Note 2)	(As restated- Note 2)	(As restated- Note 2)
Common stock issued to founders for cash ($0.0002 per share)	-	$-	30,000,000	$30,000	$(24,000)	$-	$6,000

Common stock issued for cash ($0.002 per share)	-	-	27,500,000	27,500	27,500	-	55,000

Net loss for the period from July 11, 2005 (inception) to April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	57,500,000	57,500	3,500	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000

Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	57,500,000	57,500	33,500	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000

In-kind contribution of expenses	-	-	-	-	5,950	-	5,950

Transfer of stock from previous Directors to new Directors	-	-	-	-	3,100,977	-	3,100,997
Common stock issued for cash ($0.50 per share)	-	-	538,874	538	268,899	-	268,989

Net loss for the year	-	-	-	-	-	(3,442,242)	(3,442,242)

BALANCE, APRIL 30, 2008	-	-	58,038,874	58,038	3,414,326	(3,520,914)	48,550

In-kind contribution of expenses	-	-	-	-	48,806	-	48,806

Net loss for the period	-	-	-	-	-	(46,168)	(46,168)

BALANCE, JULY 31, 2008	-	$-	58,038,874	$58,038	$3,463,132	$(3,567,082)	$(45,912)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)
(Unaudited)
	For the Three Months Ended July 31, 2008	For the Three Months Ended July 31, 2007	For the Period From July 11, 2005 (Inception) to July 31, 2008 (As restated- Note 2)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(46,168)	$(15,143)	$(3,567,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	-	105,000
In-kind contribution of expenses	48,806	-	54,756
In-kind contribution of shares	-	-	30,000
Stock-based compensation	-	-	3,100,977
Changes in operating assets and liabilities:
Prepaid	4,489	329	(21,251)
Accounts receivable	-	-	(1,896)
Accounts payable and accrued expenses	(20,709)	11,736	7,028
Due to related party	1,051	-	2,491
Net Cash Used In Operating Activities	(12,531)	(3,078)	(289,977)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	-	330,437
Notes payable – related parties	-	-	10,338
Net Cash Provided By Financing Activities	-	-	340,775

NET INCREASE (DECREASE) IN CASH	(12,531)	(3,078)	798

CASH AT BEGINNING OF PERIOD	13,329	13,027	-

CASH AT END OF PERIOD	$798	$9,949	$798

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2008

NOTE 1           NATURE OF OPERATIONS

These consolidated financial statements inclusive of the accounts of the Nilam Resources Inc. and its Peruvian subsidiary Nilam Resources Peru SAC. Nilam Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.   On November 23, 2007, the Company incorporated Nilam Resources Peru SAC, in Peru, as a wholly-owned subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  Nilam Resources Peru SAC. holds the Company’s rights in respect of the Llippa and El Baron properties.  The continuation of the Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties.  The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations.

Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2           RESTATEMENTS AS A RESULT OF CORRECTING STOCK COMPENSATION EXPENSE

In November 2007, two outgoing Directors transferred 30,000,000 restricted shares to two incoming Directors. The shares were transferred to the incoming Directors as compensation for joining the Company. Initially, in the third quarter of 2008 no entry was recorded for this transaction. However, upon further review, it was determined that the Company should have recorded a stock-based compensation expense. In accordance with Statement of Financial Accounting Standards ("FAS") No. 123R, Share Based Payment, the Company should have record the fair value of the transfer of the shares to the incoming Directors. FAS 123R, notes that share based payments to Directors from related parties in compensation for services to be provided are share based payment transactions.

To correctly account for the restricted share transferred to the incoming Directors, the expense should have been measured at the date the performance obligation was complete and then recognized on a rational and systematic manner in relation to when those restricted shares became free trading. At the time of the transaction, the price of the shares was at $0.10. Had the Company correctly accounted for the restricted stock transfer, stock-based compensation expense for the nine months ended January 31, 2008 would have been $3,000,000.

The following presents the effect on the Company's previously issued financial statements for the year ended April 30, 2008:

Balance sheet for the year ended April 30, 2008:

	PREVIOUSLY REPORTED	INCREASE (DECREASE)	RESTATED
Additional paid in capital	$414,326	$3,000,000	$3,414,326
Accumulated deficit during exploration stage	(520,914)	3,000,000	(3,520,914)

Statement of operations for the year ended April 30, 2008:

	PREVIOUSLY REPORTED	INCREASE (DECREASE)	RESTATED
Expenses	$442,249	$3,000,000	$3,442,249
Income (loss) before other item and income tax	442,242	3,000,000	3,442,242
Net income (loss)	442,242	3,000,000	3,442,242
Net income (loss) per share	(0.01)	(0.05)	(0.06)

Statement of cash flows for the year ended April 30, 2008:

	PREVIOUSLY REPORTED	INCREASE (DECREASE)	RESTATED
Net loss	$442,242	$3,000,000	$3,442,242
Stock-based compensation	100,977	3,000,000	3,100,977

NOTE 3           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business, in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information necessary for a comprehensive presentation of financial position and results if operations.

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

(E) Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets”. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” Basic loss per share includes no dilution and it`s computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company.  The common shares potentially issuable on conversion of outstanding warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

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

(H) Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. As of July 31, 2008, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

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

(K) Concentration of Credit Risk

Cash includes deposits at Canadian and Peruvian financial institutions in US and Peruvian currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $764 is uninsured. The Company has placed its cash in a high credit quality financial institution.

(L) Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and notes payable, related parties, approximate fair value due to the relatively short period to maturity for this instrument.

1)	Cash is classified as held for trading due to the liquid and short term nature of cash
2)	Accounts payable and accrued liabilities and due to related parties are classified as other liabilities as this account is consist of trade amounts payable to vendors.
3)	Notes payable are classified as other liabilities as this account is consist of non-interest bearing demand notes payable with no specified maturity date.

NOTE 4 MINERAL PROPERTIES

The Company is in its early stages of exploration and unable to allocate any economic values beyond the proven and probable reserves. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off.

Lucky Strike Property

Pursuant to a mineral property purchase and sale agreement dated March 1, 2006, the Company acquired a 100% interest in the mineral rights at the Lucky Strike Property located in the Similkameen Mining Davison, British Columbia, Canada for a purchase price of $3,000.  During the period ending April 30, 2006, the company was unable to allocate any economic values beyond the proven and probable reserves. In the absence of proven and probable reserves, the $3,000 is considered to be impaired and accordingly, has been written off.

Llippa Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llippa Project, Peru, for $100,000. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.  As of July 31, 2008, the Company paid $100,000 to acquire Llippa Project. During the period ending April 30, 2008, the company was unable to allocate any economic values beyond the proven and probable reserves. In the absence of proven and probable reserves, the $100,000 is considered to be impaired and accordingly, has been written off.

El Baron Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, acquired the El Baron (a.k.a “El Varon”) mineral claim from a director of the Company, who transferred the claim to the Company for no consideration.  El Varon project consists of the Tati and San Marino No.2 mining concessions, Peru.  The value of $5,000 was assigned to the property based on actual staking costs incurred by the director. During the period ending April 30, 2008, the company was unable to allocate any economic values beyond the proven and probable reserves. In the absence of proven and probable reserves, the $5,000 is considered to be impaired and accordingly, has been written off.

NOTE 5 NOTES PAYABLE – RELATED PARTY

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand.

On November 6, 2007, a shareholder loaned the Company $338 to establish a bank account in Peru. There are no terms of repayment and the amount is non-interest bearing.

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a related party for their interest in the Llippa property.  The value of the transfer occurred at fair value. This promissory note is unsecured, bears no interest and is due on demand.

NOTE 6 STOCKHOLDERS’ EQUITY

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

During fiscal 2007, a former officer and director gave the President and Chief Financial Officer 15,000,000 shares each of the Company’s common stock. The shares were valued for financial statements purpose at a recent price of $0.02 per share or $30,000.

During fiscal 2007, a former officer and director gave the incoming President and Chief Financial Officer 15,000,000 shares each of the Company’s common stock. The shares were valued for financial statements purpose at $0.10 per share or $3,000,000.

On December 3, 2007, the Company sold 340,416 units for cash of $170,208 ($0.50 per unit).  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.60 per share exercisable for two years.  Of the 340,416 units, 215,146 units were issued to a Director.

On January 16, 2008, the Company sold 198,458 units for cash of $99,229 ($0.50 per unit).  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $0.60 per share exercisable for two years.  Of the 340,416 units, 19,685 units were issued to a Director.

During fiscal 2008, a benefit of $100,997 was assigned to 234,831 units issued to the Directors of the Company.

During fiscal 2008, the Company calculated the fair value of a Director’s fee of $6,000; and staking right contribution from another Director in the amount of $5,000, which are all reflected as an in-kind contribution of expenses.

During fiscal 2009, the Company calculated imputed interest of $1,056; fair value of a Director’s fee of $1,500; and expenses paid by a former director and offices of the Company in the amount of $46,250, which are all reflected as an in-kind contribution of expenses.

Share Purchase Warrants
	Number	Weighted Average
	of Warrants	Exercise Price
Balance, April 30, 2007	-	$-
Granted	538,874	0.60

Balance, April 30, 2008	538,874	$0.60

As at July 31, 2008, the Company has the following warrants outstanding:

Shares	Exercise Price	Expiry Date
340,416	$ 0.60	December 3, 2009
198,458	$ 0.60	January 16, 2010
538,874

NOTE 7 RELATED PARTY TRANSACTIONS

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand (Note 3).

On November 2, 2007, the Company issued 30,000,000 restricted shares split evenly between the two new Directors. A benefit of $3,000,000 was assigned to those restricted shares, computed by taking the market price per share ($0.10) and multiplying it by number of restricted shares issued to each of the Directors. The cost of issuing these shares has been amortized over two years, as this is the expected time frame over which the restricted shares are expected to become free trading.

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand (Note 3).

On December 2007 and January 2008, a total of 234,831 units (Note 4) were sold to the Directors of the Company in connection with the private placement.  The benefit of $100,997 was assigned to those units, computed by taking the difference between the market price per unit and the selling price per unit and multiplying it by number of shares issued to Directors.

During the fiscal 2008, the officer loaned the Company $338. This loan is unsecured, bears no interest and is due on demand (Note 3).

During the fiscal 2008, a director of the Company transferred the title of the El Baron property to the Company’s name without consideration. The value of $5,000 was assigned to the property (Note 2).

During the period ended July 31, 2008, the Company calculated imputed interest of $1,056 on the related parties notes.

During the period ended July 31, 2008, the officer loaned the Company an additional $1,051. As of July 31, 2008, $2,491 was owed to that officer. This loan is unsecured, bears no interest and is due on demand.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The Company has taken surface and underground samples from its Peruvian claims, but has not yet completed a full integrated exploration programs on each one. Results from these samples indicated that economic mineralization occurred on the properties but at this stage, the Company is unable to size the extent of these mineralized zones.

PLAN OF OPERATION

The plan of operation for the next twelve months is to complete a first stage exploration program on the Llipa and El Varon claims consisting of geophysical (Magnetometer and Induced Polarization) surveys coupled with detailed geological mapping and extensive trenching and sampling.  The Company estimates that $200,000 is required to complete such works. The Company intends to undertake this exploration work program at the end of 2008 or beginning of 2009.  Currently, Company does not have sufficient financial resources to fund the necessary exploration programs.  If the Company cannot raise additional money, the proposed exploration programs will be postponed temporarily. The Company anticipates that additional funding will be in the form of equity financing from the sale of our common stock or from loans.  The Company does not have any arrangements in place for any future equity financing or loans.

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

Although, the Company is actively seeking additional mineral properties and is continually evaluating other opportunities, the Company makes no assurances that it will be able to successfully locate any properties for acquisition or should it be able to locate a property, that it will be able to fund its acquisition.

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

The property has access to water for both human consumption and mining operations.  Further, the nearby Quebrada Shinbacoca waters could provide a source for hydroelectric power generation.  Llipa Project property has been in production from 1988 to 1992 by Compania Minera Millotingo which have produced approximately 1 million tons of copper ore with gold as by product. Production was abandoned for reasons stated below.

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

Due to the recent instability of the global capital markets, the Company’s finance team was unable to raise the capital necessary to complete the acquisition of the Pativilca property.  In early June, MRC1 Exploration, EIRL, the seller of that property, revoked the offer to sell and declared the January 13, 2008 Letter of Intent null and void.   The seller has refused to refund the initial deposit.  The seller has indicated that they may be open to further negotiations should the Company raise the capital adequate to acquire and operate the property or provide other sufficient assurances.

Inherent Risks in Our Business and the Mining Industry

The search for valuable minerals as a business involves substantial risks.  The likelihood of our success and success in the mining industry must be considered in light of the substantial risks, problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that the Company plans to undertake. These potential problems include, but are not limited to, the inherent speculative nature of exploration of mining properties, numerous hazards including pollution, cave-ins and other hazards against which we cannot, or may elect not to, insure, burdensome government regulations and other legal uncertainties, market fluctuations relating to the minerals and metals which we seek to exploit, other unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates

Employees

The Company has two executive employees in North America, Mr. Alain Vachon, President; and Mr. Larry Sostad serves as the Director of Mining.

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

RESULTS OF OPERATIONS

Comparison of operations for the three months ended July 31, 2008 with the three months ended July 31, 2007.

We did not generate any revenues during the three-month period ended July 31, 2008.  We do not anticipate generating revenues unless we enter into commercial production on the mineral properties in Peru. It is doubtful that the Company will begin commercial production on its El Varon and Llipa properties until 2009, if ever.

We incurred operating expenses in the amount of $ 46,168 for the three month period ended July 31, 2008, compared to operating expenses of $15,143 for the same period in 2007, an increase of 205%.

Exploration costs and expenses increased to $3,397 for the quarter ended July 31, 2008 compared to the same corresponding quarter in 2007 of $ 0.

General and administrative expenses increased to $ 2,106 for the quarter ended July 31, 2008, compared to the same corresponding quarter in 2007 of $ 6.

Listing and filing fees increased from $ 375 in the same quarter last year to $ 875 for the quarter ended July 31, 2008, which is an increase of 133%.

Accounting, auditing and legal fees increased by 100% to $ 29,573 for the quarter ended July 31, 2008, compared to the same corresponding quarter in 2007 of $14,762.

The Company has sufficient funds for basic operating expenses and sufficient funds to complete the additional exploration, testing and evaluation of the Llipa and El Varon properties. However, the Company does not have enough funds to begin any operations or production on its undeveloped properties.  Unless the company raises the necessary capital to implement its business plan during the next twelve months or fund any operations from which it can generate revenue. If the Company cannot raise additional capital it will be forced to scale down or perhaps even cease its business operation.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a development stage mining exploration company with on-going negative cash flow from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, and for the three month period ended July 31, 2008.  The Company does not anticipate earning revenues unless it enters into commercial production on the El Varon or Llipa mineral property, which is unlikely in the immediate future.

The Company currently has does not have adequate funds in order to cover the anticipated general administrative expenses and professions fees for the next 12 months.  The Company does not have adequate capital to complete its plan of operation to explore and develop the Llipa and El Varon properties in Peru.

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

Mineral Interest

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets”. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144.

The Company had impaired the value of its mineral properties in its January 31, 2008.  However, after further consideration, the Company intends to amend that filing and remove the $100,000 impairment of the Llipa property for that quarter only.  However, as of the end of the fiscal year, April 30, 2008, the Llipa property will remain impaired in accordance with SFAS 144.

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and an accumulated deficit from inception of $ 3,567,082 and negative cash flows from operations of $289,977 from inception.  Further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Controls and Procedures Over Financial Reporting

Our management, which includes our Chief Executive Officer and sole Board member, has conducted an evaluation of the effectiveness of our disclosure controls and procedures prior to filing this report.  Based upon that evaluation and considering the guidance of Amendments to the Rules Regarding Management’s Report on Internal Control over Financial Reporting (Securities Act Release 8809/Financial Reporting Release 76) and Commission Guidance Regarding Management’s Report on Internal Control over Financial Reporting Under Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (Securities Act Release 8010/Financial Reporting Release 77) our management has concluded that our disclosure controls and procedures are not effective for timely gathering, analyzing and disclosing the information.

On June 12, 2008 the Company’s Secretary, Treasurer, and principal accounting officer, Mr. Vare Grewal resigned.  Mr. Grewal had been responsible for coordinating the financial reporting and for the bank accounts of the Company.  Upon his resignation, Mr. Grewal was removed as the signatory on the Company’s operating account and all company records were placed in the custody of Mr. Vachon.  Currently, Mr. Vachon, the Chief Executive Officer, is the sole signatory on the Company’s accounts and is acting as the Treasurer of the Company until a replacement can be found.  There have been no other significant changes made in our internal controls or in other factors that could significantly affect our internal controls subsequent to the end of the period covered by this report based on such evaluation. The management plans to implement improved controls and procedures during the next quarter, which we believe insure the timely gathering, analyzing and disclosing the information that we are required to disclose in our reports.

PART II - OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. Management is not aware of any threatened litigation, claims or assessments.

Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no sales of unregistered sales of equity securities during the quarter.

Item 3. DEFAULTS UPON SENIOR SECURITIES

None.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Board of Directors completed an evaluation of the trading market for the Company’s common stock, and due to the low stock price, the opinion of the Board of Directors was that a significant reverse split of the Company’s Common Stock is required to allow the Company to undertake acquisitions, raise capital, elevate the image of the Company and attract quality executive management and additional board members.  Thus, on August 22, 2008 the Board of Directors, by Written Consent Without a Meeting, approved a 50 to 1 reverse stock split.

The matter was submitted to the vote of the stockholders, by Written Consent Without a Meeting Of a Majority of Stockholders, and on September 4, 2008 a majority of stockholders had voted in favor of the proposed reverse stock split.

The stock split shall become effective on October 10, 2008.  The Company is applying for a new trading symbol and a new CUSIP number which will become effective on that day.  Those holding fractional shares will be rounded up the next whole share.  Once the stock split is effective, the Company will have approximately 1,160,700 issued and outstanding shares.  The total authorized shares will remain at 345,000,000.

Item 5. OTHER INFORMATION

Resignation/Appointment of Officers and Directors.

On June 12, 2008, Mr. Vare Grewal resigned from all of his positions within the Company.  Mr. Grewal served the Company as a Director and as the Treasurer and Secretary.  On July 21, 2008 Mr. Grewal transferred 13,120,000 restricted common shares of the Company to Mr. Len DeMelt, the Chairman of the Board of Directors.  Mr. Grewal transferred those shares to Mr. DeMelt in exchange for his future assistance in locating quality mineral properties and for future consulting services.

Notice of Non Reliance on Prior Financial Reports

The Company determined that an accounting error has been identified based on comments it received from the U.S. Securities and Exchange Commission that affects certain previously issued financial statements that are included in the Company’s annual report on Form 10-KSB and 10-KSB/A for the year ended April 30, 2008 and Form 10-QSB for the three and nine month periods ended January 31, 2008.

The Company’s management, in consultation with the Board of Directors, and its current independent registered public accounting firm, HLB Cinnamon Jang Willoughby & Company, and its predecessor independent registered public accounting firm, Webb & Company, P.A., have determined that the financial statements for the annual reports for year ended April 30, 2008 and its quarterly report on period ended January 31, 2008 should not be relied upon.  The Company is in the process of making the necessary corrections to its affected financial statements and expects to file amendments to its previous filings soon.

During the three month period ended January 31, 2008, and for the year ended April 30, 2008, the Company did not properly account for the fair value of shares transfer between members of senior management in accordance with SFAS 123R paragraph 11 which requires the company to treat the transaction as a contribution of shares by the stockholder and re-issuance of shares for services by the receiving party.  The fair value of the shares will increase net loss by $3,000,000.

In addition, the in the period ended January 31, 2008, the Company originally accounted for the $100,000 Llipa mineral rights purchased as an expense based on the guidance of SFAS 144 that the recoverability of capitalized acquisition costs of mineral rights is presumed to be insupportable under SFAS 144 prior to determining the existence of a commercially minable deposit, as contemplated by Industry Guide 7, for a mining company in the exploration stage.  However, we have now determined that, during that quarter, we should account for the mineral rights purchased under EITF 04-2 and 04-3.  The effect of this restatement will decrease net loss by $100,000 and increase mining property rights by $100,000 only for the period ended January 31, 2008.

The net effect of the restatements will increase net loss by $2,900,000 and increase net loss per share by $ (0.05) per share for the three and nine months ended January 31, 2008.

The net effect of the restatements for year ended April 30, 2008 will increase the net loss by $3,000,000 and  the net loss per share by $(0.05).

Item 6. EXHIBITS AND REPORT ON FORM 8-K

31.1	Certification of Mr. Alain Vachon, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 19, 2008	Nilam Resources Inc. /s/ Alain Vachon President and Chief Executive Officer