Form 10-Q
period 2008-10-31
Nilam Resources Inc.
filed 2008-12-15
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2008

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _____________to _____________

Commission File Number 333-135980

NILAM RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0487414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

Ave. Benavides 1480, 6th Floor B
Miraflores, Lima 18, Peru

Issuer’s telephone number, including area code 011-511-447-8246

(Former name, former address and former fiscal year, if changed since last report)

35 Du Parc Des Erables, LaPrairie,
Quebec, Canada, J5R 5J2

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,160,777 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of December 8, 2008.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

October 31, 2008

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2008 (UNAUDITED) AND APRIL 30, 2008 RESTATED (NOTE 2).

PAGE	2	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2008 (UNAUDITED).

PAGE	3	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 RESTATED (NOTE 2) (INCEPTION) TO OCTOBER 31, 2008.

PAGE	4	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2008 (UNAUDITED).

PAGES	5 - 10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	October 31, 2008	April 30, 2008
ASSETS	(Unaudited)	(As restated – Note 2)

CURRENT ASSETS
Cash	$85	$13,329
Accounts receivable	1,896	1,896
Prepaid	9,584	25,740
	11,565	40,965
Mineral properties (Note 4)	100,000	100,000
TOTAL ASSETS	$111,565	$140,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$53,448	$27,737
Due to related parties (Note 7)	77,491	1,440
Notes payable – related parties (Note 5)	72,117	60,338

TOTAL LIABILITIES	203,056	89,515

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 1,160,779 shares and 1,160,779 shares issued and outstanding, respectively (Note 6)	1,161	1,161

Additional paid in capital (Note 6)	522,673	471,203

Accumulated deficit during exploration stage	(615,325)	(420,914)
Total stockholders’ equity	(91,491)	51,450

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$111,565	$140,965

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(STATED IN U.S. DOLLARS)
(Unaudited)

	For the Three Months Ended October 31, 2008	For the Three Months Ended October 31, 2007	For the Six Months Ended October 31, 2008	For the Six Months Ended October 31, 2007	For the Period From July 11, 2005 (Inception) to October 31, 2008
OPERATING EXPENSES
Accounting and auditing fees	$14,822	$2,045	$27,264	$8,601	$78,405
Consulting fees	-	-	-	-	59,000
Exploration costs and expenses	-	-	3,397	-	49,102
General and administrative	2,728	6	5,890	387	27,554
Insurance	6,750	-	13,500	-	18,000
Investor relation	15,759	-	16,342	-	54,810
Listing and filing fees	2,463	-	3,338	-	10,763
Legal fees	30,722	3,653	47,853	11,859	103,562
Management fees	75,000		75,000		75,000
Stock-based compensation (Note 7)	-	-	1,828	-	100,977
Travel	-	-	-	-	10,437
Wages	-	-	-	-	20,630
Write off of mineral property	-	-	-	-	8,000
Total Operating Expenses	148,243	5,704	194,411	20,847	616,240
LOSS FROM OPERATIONS	(148,243)	(5,704)	(194,411)	(20,847)	(616,240)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	-	-	908
Interest income	-	-	-	-	7

Total Other (Expense)/Income	-	-	-	-	915

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(148,243)	(5,704)	(194,411)	(20,847)	(615,325)

Provision for Income Taxes	-	-	-	-	-

NET LOSS	$(148,243)	$(5,704)	$(194,411)	$(20,847)	$(615,325)

Net loss per share – basic and diluted	$(0.13)	$(0.00)	$(0.17)	$(0.02)	$(0.68)

Weighted average number of shares outstanding during the period – basic and diluted	1,160,779	1,150,000	1,160,779	1,150,000	905,103

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2008
(STATED IN U.S. DOLLARS)
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Deficit During
	Shares	Amount	Shares	Amount	Paid-In Capital (As restated- Note 2)	Exploration Stage (As restated- Note 2)	Total (As restated- Note 2)

Common stock issued to
founders for cash ($0.01 per
share)	-	$-	600,000	$600	$5,400	-	$6,000

Common stock issued for
cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000

Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000

Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000

In-kind contribution of expenses	-	-	-	-	5,950	-	5,950

Stock-base compensation	-	-	-	-	100,977	-	100,977

Common stock issued for	-	-	10,779	11	269,426	-	269,437
cash ($25 per share)

Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450

In-kind contribution of expenses	-	-	-	-	51,470	-	51,470

Net loss for the period	-	-	-	-	-	(194,411)	(194,411)

BALANCE, OCTOBER 31, 2008	-	$-	1,160,779	$1,161	$522,673	$(615,325)	$(91,491)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)
(Unaudited)

	For the Six Months Ended October 31, 2008	For the Six Months Ended October 31, 2007	For the Period From July 11, 2005 (Inception) to October 31, 2008)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(194,411)	$(20,847)	$(615,325)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	-	5,000
In-kind contribution of expenses	51,470	-	57,420
In-kind contribution of shares	-	-	30,000
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	16,156	329	(9,584)
Accounts receivable	-	-	(1,896)
Accounts payable and accrued expenses	25,711	1,927	53,448
Due to related party	76,051	-	77,491
Net Cash Used In Operating Activities	(25,023)	(18,591)	(302,469)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	-	330,437
Notes payable – related parties	11,779	10,000	22,117
Net Cash Provided By Financing Activities	11,779	10,000	352,554

NET INCREASE (DECREASE) IN CASH	(13,244)	(8,591)	85

CASH AT BEGINNING OF PERIOD	13,329	13,027	-

CASH AT END OF PERIOD	$85	$4,436	$85

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF OCTOBER 31, 2008

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

NOTE 2           RESTATEMENTS

(A)  As a Result of Correcting Stock Compensation Expense

These consolidated financial statements previously showed a restatement of the previously issued financial statements for the period ended April 30, 2008.  This was in relation to a transfer in November 2007 of 600,000 restricted shares from two outgoing Directors to two incoming Directors.  Initially, in the six months of fiscal 2009 financial year no entry was recorded for this transaction. Upon further review, it was determined that the Company would record a stock-based compensation expense in accordance with Statement of Financial Accounting Standards ("FAS") No. 123R, Share Based Payments.  The Company therefore increased the Additional paid in capital and the Net loss for the period by $3,000,000, being the estimated fair value of the shares transferred.  However, upon further review, it was determined that no compensation expense should have been recognized as the transfer of shares was not intended to compensate the incoming Directors for services to the Company.

(B)  As a Result of Correcting Write Off of Mineral Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llippa Project, Peru. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.  As of April 30, 2008, the Company recorded $100,000 relating to the acquisition of the Llippa Project.  During the year ending April 30, 2008, the company was unable to allocate any economic values beyond the proven and probable reserves.  However, upon further review, it was determined that there was sufficient reliable information available at April 30, 2008 that established that there existed sufficient probable reserves that would allow for the property to be commercially developed.  In addition, there are significant tailings on the property that are estimated to have in excess of the $100,000 carrying value.  Therefore, the $100,000 was written off in error.

The following presents the effect on the Company's previously issued financial statements for the year ended April 30, 2008:

	PREVIOUSLY	INCREASE
	REPORTED	(DECREASE)	RESTATED

Mineral properties	$-	$100,000	$100,000
Accumulated deficit during exploration stage	520,914	(100,000)	420,914

NOTE 3           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A)  Basis of Presentation

These unaudited consolidated financial statements of Nilam Resources Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s December 31, 2007 Annual Report on Form 10-KSB.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at September 30, 2008, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007.  The results of operations for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(E)  Mineral Properties

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

(H)  Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. As of October 31, 2008, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

(I)  Business Segments

The Company operates in one industry segment within two geographical areas, Canada and Peru. The mineral properties are held solely in the Peru segment.

(J) Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”.  This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements. The management did not elect fair value treatment for any assets or liabilities under SFAS 159 as of August 31, 2008.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which is a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” At the acquisition date, SFAS No 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date.

In December 2007, the Securities and Exchange Commission issued SAB 110, Certain Assumptions Used in Valuation Methods, which extends the use of the "simplified" method, under certain circumstances, in developing an estimate of expected term of "plain vanilla" share options in accordance with SFAS No. 123R. Prior to SAB 110, SAB 107 stated that the simplified method was only available for grants made up to December 31, 2007.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on our financial statements.

(K)  Concentration of Credit Risk

Cash includes deposits at Canadian and Peruvian financial institutions in US and Peruvian currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $85 is uninsured. The Company has placed its cash in a high credit quality financial institution.

(L)  Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including accounts payable and notes payable, related parties, approximate fair value due to the relatively short period to maturity for this instrument.

1)	Cash is classified as held for trading due to the liquid and short term nature of cash
2)	Accounts receivable is classified as loans and receivables as this account consists of amounts owing from independent third parties.
3)	Accounts payable and accrued liabilities and due to related parties are classified as other liabilities as this account is consist of trade amounts payable to vendors.
4)	Notes payable are classified as other liabilities as this account is consist of non-interest bearing demand notes payable with no specified maturity date.

NOTE 4     MINERAL PROPERTIES

The Company is in its early stages of exploration and unable to allocate any economic values beyond the proven and probable reserves. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off.

Lucky Strike Property

Pursuant to a mineral property purchase and sale agreement dated March 1, 2006, the Company acquired a 100% interest in the mineral rights at the Lucky Strike Property located in the Similkameen Mining Davison, British Columbia, Canada for a purchase price of $3,000.  During the year ending April 30, 2006, the company was unable to allocate any economic values beyond the proven and probable reserves. In addition, the Company has no intention of pursuing the development of these properties.  Therefore, the property is considered to be impaired and accordingly, has been written off.

Llippa Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llippa Project, Peru, for $100,000. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI  (See Note 2).

El Baron Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, acquired the El Baron (a.k.a “El Varon”) mineral claim from a director of the Company, who transferred the claim to the Company for no consideration.  El Varon project consists of the Tati and San Marino No.2 mining concessions, Peru.  The value of $5,000 was assigned to the property based on actual staking costs incurred by the director. During the year ending April 30, 2008, the company was unable to allocate any economic values beyond the proven and probable reserves. In addition, the Company has no intention of pursuing the development of these properties.  Therefore, the property is considered to be impaired and accordingly, has been written off.

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

In August 2008, the Company issued a promissory note in the amount of $11,779 to a related party.  This promissory note is unsecured, bears no interest and is due on demand.

NOTE 6     STOCKHOLDERS’ EQUITY

On February 28, 2006, the Company issued 600,000 shares of common stock to its founders for cash of $6,000 ($0.01 per share).

On April 28, 2006, the Company issued 550,000 shares of common stock for cash of $55,000 ($0.10 per share).

On February 26, 2007, the Board of Directors approved a 5 for 1 forward stock split for all shareholders of the Company as of March 5, 2007. All share and per share amounts have been retroactively restated to reflect this stock split.

During fiscal 2007, a former officer and director gave the President and Chief Financial Officer 30,000 shares each of the Company’s common stock. The shares were valued for financial statements purpose at a recent price of $0.5 per share or $30,000.

On November 2, 2007, 600,000 restricted shares were transferred from two outgoing Directors to two incoming Directors split evenly between the two incoming Directors. No compensation expense was recognized as the transfer of shares was not intended to compensate the incoming Directors for services to the Company.

On December 3, 2007, the Company sold 6,810 units for cash of $170,208 ($25 per unit).  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $30 per share exercisable for two years.  Of the 6,810 units, 4,303 units were issued to a Director.

On January 16, 2008, the Company sold 3,969 units for cash of $99,229 ($25 per unit).  Each unit consists of one share of common stock and one warrant to purchase one share of common stock at $30 per share exercisable for two years.  Of the 3,969 units, 394 units were issued to a Director.

During fiscal 2008, a benefit of $100,997 was assigned to 4,697 units issued to the Directors of the Company.

During fiscal 2008, the Company calculated the fair value of a Director’s fee of $5,950; and staking right contribution from another Director in the amount of $5,000, which are all reflected as an in-kind contribution of expenses.

During fiscal 2009, the Company calculated imputed interest of $2,219; fair value of a Director’s fee of $3,000; and expenses paid by a former director and offices of the Company in the amount of $46,250, which are all reflected as an in-kind contribution of expenses.

On October 10, 2008, the Board of Directors approved a 1 for 50 reverse stock split for all shareholders of the Company as of as of August 22, 2008. All share and per share amounts have been retroactively restated to reflect this stock split.

Share Purchase Warrants

	Number	Weighted Average
	of Warrants	Exercise Price
Balance, April 30, 2007	-	$-
Granted	10,777	30

Balance, April 30, 2008 and October 31, 2008	10,777	$30

As at October 31, 2008, the Company has the following warrants outstanding:

Shares	Exercise Price	Expiry Date
6,810	$ 30	December 3, 2009
3,969	$ 30	January 16, 2010
10,777

NOTE 7     RELATED PARTY TRANSACTIONS

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand (Note 3).

On November 2, 2007, 600,000 restricted shares were transferred from two outgoing Directors to two incoming Directors split evenly between the two incoming Directors. No compensation expense was recognized as the transfer of shares was not intended to compensate the incoming Directors for services to the Company.

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand (Note 3).

On December 2007 and January 2008, a total of 4,697 units (Note 4) were sold to the Directors of the Company in connection with the private placement.  The benefit of $100,997 was assigned to those units, computed by taking the difference between the market price per unit and the selling price per unit and multiplying it by number of shares issued to Directors.

During the fiscal 2008, the officer loaned the Company $338. This loan is unsecured, bears no interest and is due on demand (Note 3).

During the fiscal 2008, a director of the Company transferred the title of the El Baron property to the Company’s name without consideration. The value of $5,000 was assigned to the property (Note 2).

During the period ended October 31, 2008, the Company calculated imputed interest of $2,219 on the related parties notes.

During the period ended October 31, 2008, the officer loaned the Company an additional $11,779. As of October 31, 2008, $72,117 was owed to that officer. This loan is unsecured, bears no interest and is due on demand.

During the three months period ended October 31, 2008, the Company incurred $75,000 of management fees to the officer of the Company. As of October 31, 2008, $77,491 is owed to that officer.

NOTE 8     COMPARATIVE FIGURES

Certain of the comparative figures have been classified to conform to the presentation adopted in the current period.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

FORWARD LOOKING STATEMENTS

This Form 10-Q includes "forward-looking statements" within the meaning of the "safe-harbor" provisions of the Private Securities Litigation Reform Act of 1995. Such statements are based on management's current expectations and are subject to a number of factors and uncertainties that could cause actual results to differ materially from those described in the forward-looking statements.

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

PLAN OF OPERATION

The plan of operation for the next twelve months is to complete a first stage exploration program on the Llipa and El Varon claims consisting of geophysical (Magnetometer and Induced Polarization) surveys coupled with detailed geological mapping and extensive trenching and sampling.  The Company estimates that $200,000 is required to complete such works. The Company has delayed its exploration work program and now plans to begin during the second quarter of 2009.

The Company has entered into a letter agreement with Jose Rodriguez of Lima, Peru to purchase a total of six mineral claims known as the Lindros Claim package.  The Company is concluding the due diligence on the properties and is finalizing the formal agreements.  Under the terms of the letter agreement, Mr. Rodriquez will receive 20 million share of the common stock of the Company in exchange for the properties.  The Company is diligently working on finalizing the terms of the agreement to close on the properties.

Risks Associated with Implementing the Plan of Operation

Currently, the Company does not have sufficient financial resources to fund the necessary exploration programs.  If the Company cannot raise additional money, the proposed exploration programs will be postponed temporarily. The Company anticipates that additional funding will be in the form of equity financing from the sale of our common stock or from loans.  The Company does not have any arrangements in place for any future equity financing or loans.

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

Executive Employees Risks

As of the filing of this report, the Company has only one executive employee in North America, Mr. Larry Sostad who serves as the Director of Mining.

In South America the Company has two executive employees, Mr. Juan Manuel Elescano, Director of Exploration, Peru and Mr. Carlos Ortiz, Director of Operations, Peru.  Additionally, the Chairman of the Board of Directors, Mr. Len DeMelt lives in Lima, Peru and utilizes his staff of assistants, bookkeepers and geologists to support the Company’s operations in Peru.

The Company believes that in order to implement its Plan of Operation, it will need to locate and hire high-quality executive employees to serve as President, Chief Operating Officer, Treasurer and Chief Financial Officer.  Additionally, the Company would benefit from additional members of the Board of Directors with broad range of professional experience.  The Company is aggressively searching for candidates however it can give no assurances that such executives can be located and hired.  Further, even if high-quality executives or directors are located and hired (or appointed), the Company can offer no assurances that they will be successful implementing its Plan of Operation.

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

Llipa Claim - Peru

On December 10, 2007, the Company acquired the Llipa mineral concessions at a cost of $100,000 from MRC1 Explorations, ERIL.  The Company has paid $50,000 and owes $50,000 on a promissory note to Mr. DeMelt. The title to the Llipa claim was transferred to the Company’s wholly owned subsidiary, Nilam Resources Peru, SA.

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

RESULTS OF OPERATIONS

Results from Operations for the six months ended October 31, 2008.

We did not generate any revenues during the six-month period ended October 31, 2008.  We do not anticipate generating revenues unless we enter into commercial production on the mineral properties in Peru. It is doubtful that the Company will begin commercial production on its El Varon and Llipa properties until 2009, if ever.

We incurred operating expenses in the amount of $194,411 for the six month period ended October 31, 2008, compared to operating expenses of $20,847 for the same period in 2007.

Exploration costs and expenses increased to $3,397 for the six months ended October 31, 2008 compared to the same corresponding period in 2007 of $ 0.

General and administrative expenses increased to $5,890 for the six month period ended October 31, 2008, compared to the same corresponding period in 2007 of $387.

Listing and filing fees increased from $ 0 in the same six month period last year to $3,338 for the period this year.

Accounting, auditing and legal fees increased to $75,117 for the six month period ended October 31, 2008, compared to the same corresponding period in 2007 of $20,460.  These increased professional fees were primarily attributed responding to an SEC comment letter and amending the Company’s quarterly and annual reports.

Investor relation fees increased to $16,342 during the six month period ended October 31, 2008 compared to $0 for the same period in 2007.

The Company does not have sufficient funds for basic operating expenses nor sufficient funds to complete the additional exploration, testing and evaluation of the Llipa and El Varon properties. Unless the company raises the necessary capital to implement its business plan during the next twelve months or fund any operations from which it can generate revenue. If the Company cannot raise additional capital it will be forced to scale down or perhaps even cease its business operation.

LIQUIDITY AND CAPITAL RESOURCES

The Company is a development stage mining exploration company with on-going negative cash flow from operations.  This raises substantial doubt about the Company’s ability to continue as a going concern.  The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan.

The Company has not realized any revenues since inception, or for the six month period ended October 31, 2008.  The Company does not anticipate earning revenues unless it enters into commercial production on the El Varon or Llipa mineral property, which is unlikely in the immediate future.

The Company currently does not have adequate funds in order to cover the anticipated general administrative expenses and professions fees for the next 12 months.  The Company does not have adequate capital to complete its plan of operation to explore and develop the Llipa and El Varon properties in Peru.

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

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. However, it was determined that there was sufficient reliable information available that established that there existed sufficient probable reserves on the Llipa property that would allow for that property to be commercially developed.  In addition, there are significant tailings on the property that are estimated to have in excess of the $100,000 carrying value.

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and an accumulated deficit from inception of $615,325 and negative cash flows from operations of $302,469 from inception.  Further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which is a revision of SFAS No. 141, “Business Combinations.” SFAS No. 141R will apply to all business combinations and will require most identifiable assets, liabilities, non-controlling interests, and goodwill acquired in a business combination to be recorded at “full fair value.” At the acquisition date, SFAS No 141R will also require transaction-related costs to be expensed in the period incurred, rather than capitalizing these costs as a component of the respective purchase price. SFAS No. 141R is effective for acquisitions completed after January 1, 2009 and early adoption is prohibited. The adoption will have a significant impact on the accounting treatment for acquisitions occurring after the effective date.

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 is not expected to have a material impact on our financial statements.

ITEM 3.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Our exposure to market risk includes, but is not limited to, the following risks: changes in foreign currency exchange rates, commodity price fluctuations and equity price risk.

Foreign Currency Exchange Rate Risk

While the majority of our transactions are denominated in U.S. dollars, certain purchases of labor, operating supplies and capital assets are denominated in Canadian dollars and Peruvian Soles. The appreciation of non-US dollar currencies against the US dollar increases the costs of goods and services purchased in non-US dollar currencies, which can adversely impact our net income and cash flows. Conversely, a depreciation of non-US dollar currencies against the US dollar usually decreases the costs of goods and services purchased in US dollar terms.

The value of cash and cash equivalent investments denominated in foreign currencies also fluctuates with changes in currency exchange rates. Appreciation of non-US dollar currencies results in a foreign currency gain on such investments and a decrease in non-US dollar currencies results in a loss.

Commodity Price Risk

The profitability of the Company’s operations will be dependent upon the market price of gold. Gold prices fluctuate widely and are affected by numerous factors beyond the control of the Company. The level of interest rates, the rate of inflation, the world supply of gold and the stability of exchange rates can all cause significant fluctuations in prices. Such external economic factors are in turn influenced by changes in international investment patterns, monetary systems and political developments. The price of gold has fluctuated widely in recent years, and future price declines could cause some projects to become uneconomic, thereby having a material adverse effect on the Company’s business and financial condition. We have entered into derivative contracts to protect the selling price for certain anticipated gold, silver, lead and zinc production through March 31, 2009 and we may in the future more actively manage our exposure through additional commodity price risk management programs.

Furthermore, reserve calculations and life-of-mine plans using significantly lower gold prices could result in material write-downs of the Company’s investment in mining properties and increased amortization.

In addition to adversely affecting the Company's reserve estimates and its financial condition, declining gold prices could require a reassessment of the feasibility of a particular project. Such a reassessment may be the result of a management decision or may be required under financing arrangements related to a particular project. Even if the project is ultimately determined to be economically viable, the need to conduct such a reassessment may cause delays in the implementation of the project.

Equity Price Risk

We have in the past and may in the future seek to acquire additional funding by sale of common shares. Movements in the price of our common shares have been volatile in the past and may be volatile in the future. As a result, there is a risk that we may not be able to sell new common shares at an acceptable price should the need for new equity funding arise, and new issuances may be dilutive to shareholders.

ITEM 4.      CONTROLS AND PROCEDURES.

Controls and Procedures Over Financial Reporting

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.
Our management, who are also the principal financial officers of the Company, have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our disclosure controls and our internal control over financial reporting and, as a result management has concluded that our disclosure controls and procedures were not effective as of October 31, 2008.

Management’s Report on Internal Control over Financial Reporting.
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. The Company’s internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Changes in internal control over financial reporting
There have been no changes during the quarter ended October 31, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Inherent Limitations on Effectiveness of Controls
The Company’s management does not expect that our Disclosure Controls or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

ITEM 4T.     Controls and Procedures

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2008 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements. In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively. Based upon this assessment, we determined that there is a material weakness which affects our internal control over financial reporting and, as a result of that weakness, our disclosure controls and internal controls over financial reporting were not effective as of October 31, 2008.  The material weakness which has been disclosed to, and reviewed with, our independent auditor.

Management’s Remediation Initiatives
The Company recognizes the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls. Management is currently evaluating avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective based on the size, structure, and future existence of our organization. Since the Company has not engaged in any substantive operations since the loss of the right to purchase the Pativilca Mineral Property in Peru, or generated any significant revenues, the Company is limited in its options for remediation efforts. Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting on an on-going basis. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. This report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

PART II - OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding. The Company has received a demand for payment from CCN Matthews d/b/a Marketwire.com claim the Company is delinquent in the amount of $15,759 for services provided related to investor relations and issuances of press releases.  The Company is disputing the validity of this debt, therefore, the dispute may ultimately be resolved in litigation.  Management is not aware of any other threatened litigation, claims or assessments.

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

The stock split became effective October 10, 2008.  The Company new trading symbol is “NILR” and the new CUSIP number is 65411Y 309.  Those holding fractional shares were rounded up to the next whole share.  After the reverse stock split, the Company has approximately 1,160,700 issued and outstanding shares.  The total authorized shares remains at 345,000,000.

Item 5.     OTHER INFORMATION

Resignation/Appointment of Officers and Directors.

Mr. Alain Vachon resigned from all his positions within the Company effective November 30, 2008.  At the time of his resignation, Mr. Vachon was the sole executive of the Company serving as the President and was its acting Treasurer and Secretary.   Mr. Len DeMelt, the Chairman of the Board of Directors is in the process of selecting Mr. Vachon’s replacement.  He expects to fill the vacancy for President and Treasurer by the end of January, 2009.

Item 6.     EXHIBITS AND REPORT ON FORM 8-K

31.1	Certification of Mr. Len De Melt, Chief Executive Officer and Acting Chief Financial Officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 15, 2008	Nilam Resources Inc. /s/ Len De Melt
Len De Melt Director and acting Chief Executive Officer