Form 10-Q/A
period 2008-07-31
Nilam Resources Inc.
filed 2009-03-03
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 1,160,777 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of October 23, 2008.

Explanatory Note

The Quarterly Report on Form 10-Q for the period ended July 31, 2008 (as originally filed on September 19, 2008 on Form10-QSB) has been amended to include the following;

Part I.

Item 1. FINANCIAL STATEMENTS.

The Company has restated its financials to capitalize the $100,000 purchase price of the Llipa mineral property because that property has value beyond proven reserves. The $100,000 impairment charge has been removed.

The Company had initially increased the Additional paid in capital and the Net loss for the period by $3,000,000, being the estimated fair value of the shares transferred to two Directors from the prior Directors.  However, upon further review, it was determined that no compensation expense should have been recognized as the transfer of shares was not intended to compensate the incoming Directors for services to the Company.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has decreased its Operating Losses by $3,100,000 due to the capitalization of the acquisition cost of the Llipa Property ($100,000) and the reclassification of a stock compensation expense ($3,000,000).  The accumulated deficit in the Going Concern statement have been adjusted accordingly has been reduced from $3,567,082 to $467,082.

The Company has modified its disclosures regarding Internal Controls and Controls OverFinancial Reporting.

Part I.

ITEM 1. FINANCIAL STATEMENTS

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2008

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2008 (UNAUDITED) AND APRIL 30, 2008 RESTATED (NOTE 2).

PAGE	2	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2008 RESTATED (NOTE 2) (UNAUDITED).

PAGE	3	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 RESTATED (NOTE 2) (INCEPTION) TO JULY 31, 2008.

PAGE	4	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2008 RESTATED (NOTE 2) (UNAUDITED).

PAGES	5 - 10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

i

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	July 31, 2008	April 30, 2008
ASSETS	(Unaudited) (As restated – Note 2)	(As restated – Note 2)

CURRENT ASSETS
Cash	$798	$13,329
Accounts receivable	1,896	1,896
Prepaid	21,251	25,740
	23,945	40,965
Mineral properties (Note 4)	100,000	100,000
TOTAL ASSETS	$123,945	$140,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$7,028	$27,737
Due to related parties (Note 7)	2,491	1,440
Notes payable – related parties (Note 5)	60,338	60,338

TOTAL LIABILITIES	69,857	89,515

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 58,038,874 shares and 57,500,000 shares issued and outstanding, respectively (Note 6)	58,038	58,038

Additional paid in capital (Note 6)	463,132	414,326

Accumulated deficit during exploration stage	(467,082)	(420,914)
Total stockholders’ equity	54,088	51,450

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$123,945	$140,965

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (STATED IN U.S. DOLLARS)
(Unaudited)

	For the Three Months Ended July 31, 2008	For the Three Months Ended July 31, 2007	For the Period From July 11, 2005 (Inception) to July 31, 2008 (As restated - Note 2)
OPERATING EXPENSES

Accounting and auditing fees	$12,442	$6,556	$63,583
Consulting fees	-	-	59,000
Exploration costs and expenses	3,397	-	57,102
General and administrative	2,106	6	23,771
Insurance	6,750	-	11,250
Investor relation	583	-	39,051
Interest on Loans Payable (Note 5)	1,056	-	1,056
Listing and filing fees	875	375	8,300
Legal fees	17,131	8,206	72,840
Stock-based compensation (Note 7)	-	-	100,977
Travel	1,828	-	10,437
Wages	-	-	20,630
Total Operating Expenses	46,168	15,143	467,997
LOSS FROM OPERATIONS	(46,168)	(15,143)	(467,997)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908
Interest income	-	-	7

Total Other (Expense)/Income	-	-	915

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(46,168)	(15,143)	(467,082)

Provision for Income Taxes	-	-	-

NET LOSS	$(46,168)	$(15,143)	$(467,082)

Net loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period – basic and diluted	58,038,874	57,500,000	44,201,287

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2008
(STATED IN U.S. DOLLARS)
(Unaudited)

	Preferred Stock		Common Stock		Additional Paid-In Capital (As restated-	Accumulated Deficit During Exploration Stage (As restated-	Total (As restated0
	Shares	Amount	Shares	Amount	Note 2)	Note 2)	Note 2)
Common stock issued to founders for cash ($0.0002 per share)	-	$-	30,000,000	$30,000	$(24,000)	$-	$6,000

Common stock issued for cash ($0.002 per share)	-	-	27,500,000	27,500	27,500	-	55,000

Net loss for the period from July 11, 2005 (inception) to April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	57,500,000	57,500	3,500	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000

Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	57,500,000	57,500	33,500	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000

In-kind contribution of expenses	-	-	-	-	5,950	-	5,950

Stock-base compensation	-	-	-	-	100,977	-	100,977

Common stock issued for cash ($0.50 per share)	-	-	538,874	538	268,899	-	269,437

Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	58,038,874	58,038	414,326	(420,914)	51,450

In-kind contribution of expenses	-	-	-	-	48,806	-	48,806

Net loss for the period	-	-	-	-	-	(46,168)	(46,168)

BALANCE, JULY 31, 2008	-	$-	58,038,874	$58,038	$463,132	$(467,082)	$54,088

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)
(Unaudited)
	For the Three Months Ended July 31, 2008	For the Three Months Ended July 31, 2007	For the Period From July 11, 2005 (Inception) to July 31, 2008 (As restated- Note 2)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(46,168)	$(15,143)	$(467,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	-	5,000
In-kind contribution of expenses	48,806	-	54,756
In-kind contribution of shares	-	-	30,000
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	4,489	329	(21,251)
Accounts receivable	-	-	(1,896)
Accounts payable and accrued expenses	(20,709)	11,736	7,028
Due to related party	1,051	-	2,491
Net Cash Used In Operating Activities	(12,531)	(3,078)	(289,977)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	-	330,437
Notes payable – related parties	-	-	10,338
Net Cash Provided By Financing Activities	-	-	340,775

NET INCREASE (DECREASE) IN CASH	(12,531)	(3,078)	798

CASH AT BEGINNING OF PERIOD	13,329	13,027	-

CASH AT END OF PERIOD	$798	$9,949	$798

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

NOTE 2           RESTATEMENTS

(A) As a Result of Correcting Stock Compensation Expense

These consolidated financial statements previously showed a restatement of the previously issued financial statements for the period ended April 30, 2008.  This was in relation to a transfer in November 2007 of 30,000,000 restricted shares from two outgoing Directors to two incoming Directors.  Initially, in the third quarter of the 2008 financial year no entry was recorded for this transaction. Upon further review, it was determined that the Company would record a stock-based compensation expense in accordance with Statement of Financial Accounting Standards ("FAS") No. 123R, Share Based Payments.  The Company therefore increased the Additional paid in capital and the Net loss for the period by $3,000,000, being the estimated fair value of the shares transferred.  However, upon further review, it was determined that no compensation expense should have been recognized as the transfer of shares was not intended to compensate the incoming Directors for services to the Company.

(B) As a Result of Correcting Write Off of Mineral Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llippa Project, Peru. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.  As of April 30, 2008, the Company recorded $100,000 relating to the acquisition of the Llippa Project.  During the year ending April 30, 2008, the company was unable to allocate any economic values beyond the proven and probable reserves.  However, upon further review, it was determined that there was sufficient reliable information available at April 30, 2008 that indicated over mineral rights were not impaired even though we have not established proven or probable reserves.  In addition, there are significant tailings on the property that are estimated to have in excess of the $100,000 carrying value.  Therefore, the $100,000 was written off in error.

The following presents the effect on the Company's previously issued financial statements for the three month period ended July 31, 2008:

Consolidated balance sheet for the three month period ended July 31, 2008:

	PREVIOUSLY REPORTED	INCREASE (DECREASE)	RESTATED
Mineral properties	$-	$100,000	$100,000
Accumulated deficit during exploration stage	3,567,082	(3,100,000)	467,082

Consolidated balance sheet for the year ended April 30, 2008:

	PREVIOUSLY REPORTED	INCREASE (DECREASE)	RESTATED
Mineral properties	$-	$100,000	$100,000
Accumulated deficit during exploration stage	520,914	(100,000)	420,914

Consolidated statement of operations for period from July 11, 2005 (inception) to July 31, 2008

	PREVIOUSLY REPORTED	INCREASE (DECREASE)	RESTATED
Exploration costs and expenses	$157,102	$(100,000)	$57,102
Stock-based compensation	3,100,977	(3,000,000)	100,977
Net income (loss)	(3,567,082)	(3,100,000)	(467,082)
Net income (loss) per share	(0.08)	0.07	(0.01)

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

Llippa Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llippa Project, Peru, for $100,000. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.  (See Note 2)

El Varon Property

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

During fiscal 2007, a former officer and director gave the President and Chief Financial Officer 1,500,000 shares each of the Company’s common stock. The shares were valued for financial statements purpose at a recent price of $0.02 per share or $30,000.

On November 2, 2007, 30,000,000 restricted shares were transferred from two outgoing Directors to two incoming Directors split evenly between the two incoming Directors. No compensation expense was recognized as the transfer of shares was not intended to compensate the incoming Directors for services to the Company.

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

On November 2, 2007, 30,000,000 restricted shares were transferred from two outgoing Directors to two incoming Directors split evenly between the two incoming Directors. No compensation expense was recognized as the transfer of shares was not intended to compensate the incoming Directors for services to the Company.

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

Critical Accounting Policies - Mineral Interest

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

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and an accumulated deficit from inception of $ 467,082 and negative cash flows from operations of $289,977 from inception.  Further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Controls and Procedures Over Financial Reporting

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our president and sole director, who are also the principal financial officers of the Company, have further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of July 31, 2008.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2008 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of July 31, 2008.  The material weakness which has been disclosed to, and reviewed with, our independent auditor.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended July 31, 2008 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: March 2, 2009	Nilam Resources Inc. /s/ Len De Melt
Len De Melt Director and acting Chief Executive Officer