Form 10KSB/A
period 2008-04-30
Nilam Resources Inc.
filed 2009-03-12
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/ Amendment No. 2

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

DOCUMENTS INCORPORATED BY REFERENCE:

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Explanatory Notes

This Form 10-KSB/Amendment No. 2 has been amended to include the following:

PART II

- ITEM 6.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The Company has decreased its Operating Losses by $100,000 due to the capitalization of the Llipa Property.  The Results of Operations have been adjusted accordingly.

- ITEM 7.  FINANCIAL STATEMENTS.

The Company has restated its financials to capitalize the $100,000 purchase price of the Llipa mineral property because that property has value beyond proven resources.  The $100,000 impairment charge has been removed.

- ITEM 7.  This amended annual report includes a revised report from the successor auditor HLB Cinnamon, Jang and Willoughby, and also, an auditor report from the predecessor auditor, Webb & Co.

- ITEM 8.  The Company has modified its disclosures regarding Internal Controls and Controls Over Financial Reporting.

PART III

- EXHIBITS Section 4(d) of the attached Certifications have been edited to reflect the date as of the end of the period covered by this report.

TABLE OF CONTENTS

PART I

ITEM 1. DESCRIPTION OF BUSINESS

We are an exploration stage mining company engaged in the acquisition and exploration of mineral properties with the objective of exploiting any mineral deposits we discover. The Company owns two properties in Peru respectively named the El B aron and Llipa Projects (collectively the “Peruvian claims”).  The Company has formed a wholly owned Peruvian subsidiary to hold title to these claims and any other claims which the company may acquire in the future.  There is no assurance that a commercially viable mineral deposits exist on either property.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Although the Company has some geological information on the El B aron and Llipa properties, the Company has not yet commenced systematic exploration on those claims.  Once an exploration phase is completed, the Company will decide as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the geologists who oversee the exploration programs and records the results.

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

El B aron Claim - Peru

On or about December 10, 2007, the Company’s wholly owned subsidiary, Nilam Resources Peru, SA, acquired the El B aron property (aka “El Baron”).  The El B aron claim was staked by Mr. Len DeMelt, the Chairman of the Board of Directors of the Company.  Mr. DeMelt transferred the claim to the Company for no consideration.

The El B aron property is located in the San Mateo District, Huarochiri Province, Lima Department, approximately 250 kilometer east-north-east of Lima, Peru.  The property is located in the historical Central mining district along the main access road leading to Cerro de Pasco, a proven gold, silver, copper deposit and the Doe Run smelter located in the town of La Oroya.

Claim details are as follows;

Claim Name	Hectare	Code
El B aron	300	01-05511-07
TOTAL	300

No prior geological evaluations have been conducted on the El B aron claim.  The Company intends to soon begin prospecting, geological mapping, collecting grab samples and hand trenching.  Prospecting is the process of evaluating the property by analyzing rocks on the property’s surface with a view to discovering indications of potential mineralization.  Geological mapping consists of gathering chip samples and grab samples from areas on the property with the most potential to host economically significant mineralization.  Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold, or industrial metals such as copper.  All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content.  Trenching typically involves removing surface dirt and rock and gathering rock and soil samples from below the property’s surface in areas with the most potential to host economically significant mineralization.

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

Employees

The Company has three executive employees in North America, Mr. Alain Vachon, President; Mr. Vare Grewal, Secretary, Treasurer and Director; and Mr. Larry Sostad serve as the Director of Mining.

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

Subsidiaries

On or about November 23, 2007 the Company created, Nilam Resources Peru SA, a wholly owned subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  Nilam Resources Peru SA, holds the Company’s material asset consisting of its rights in respect of the Llipa and El B aron properties.

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

ITEM 2. DESCRIPTION OF PROPERTY

The Company owns the mineral exploration rights on the Llipa and El B aron mineral properties located in the Peru. We do not own interest in any other mining properties.

Recently the Company moved its primary office to 35 Du Parc Des Erables, La Prairie , Quebec, Canada, J5R 5J2 which is provided to the Company at no cost.  Through the duration of our fiscal year covered by this report, the Company maintained an office at Suite 503-42 Camden St., Toronto, Ontario M5V 1V1.

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

	Closing Bid Prices
2007	High	Low
May 1 thru July 31	$.10	$.10

Aug. 1 thru Oct. 31	$.10	$.10

Nov. 1 thru Jan. 31 2008	$1.80	$.10

2008
Feb. 1 thru April 30	$2.21	$1.35

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Forward Looking Information and Cautionary Statements

When used in this report on Form 10-KSB/ Amendment No. 2 , the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "intend," and similar expressions are intended to identify forward-looking regarding events, conditions, and financial trends that may affect the Company's future plans of operations, business strategy, operating results, and financial position. Persons reviewing this report are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties and those actual results may differ materially from those included within the forward-looking statements as a result of various factors. Such factors are discussed under the headings "Item 1. Description of Business," and "Item 6. Management's Discussion and Analysis of Financial Condition and Plan of Operation," and also include general economic factors and conditions that may directly or indirectly impact the Company's financial condition or results of operations.

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

The plan of operation for the next twelve months is to complete a first stage exploration program on the Llipa and El B aron claims consisting of geophysical (Magnetometer and Induced Polarization) surveys coupled with detailed geological mapping and extensive trenching and sampling.  The Company estimates that $200,000 is required to complete such works. The Company intends to undertake this exploration work program at the end of 2008 or beginning of 2009.  Currently, it is doubtful whether the Company will have sufficient financial resources to fund the necessary exploration programs.  If the Company cannot raise additional money, the proposed exploration programs will be postponed temporarily. The Company anticipates that additional funding will be in the form of equity financing from the sale of our common stock or from loans.  The Company does not have any arrangements in place for any future equity financing or loans.

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

Results of Operations from the Period of Inception through April 30, 2008

The Company incurred operating expenses in the amount of $ 421,829 for the period from our inception on July 11, 2005 to April 30, 2008. These operating expenses were comprised primarily, stock based compensation of $100,977, professional fees (accounting, auditing and legal fees) of $79,593, investor relations of $38,468, explorations costs and expenses of $45,705, general and administrative expenses of $21,665, and a write down of value on our El Baron mineral property of $5,000.  These and other expenses resulted in a net loss from inception of $421,829.

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

For the year ended April 30, 2008 compared to the year ended April 30, 2007, the Company had a net loss of $ 342 ,249 and $68,479 respectively, an increase of 400%.

Mining exploration costs increased from $700 during the year ended April 30, 2007 as compared to $38,505 for the comparable period ended April, 30 2008, due primarily to the completion of Phase II of our exploration program of the Lucky Strike claim and the preliminary geological work done upon the acquisition of the Llipa and El B aron claims in Peru.

General and administrative expenses increased from $678 during the year ended April 30, 2007, to $20,852 for the fiscal year ended April 30, 2008.

Professional fees and expenses increased from $26,492 during the year ended April 30, 2007, to $79,593  for the year ended 2008 for an increase of 200%.

Liquidity and Capital Resources

At April 30, 2008, the Company had current assets of $40,965 working capital of $13,329, and had used $229,473 in operating activities during the year ended April 30, 2008. The Company has an accumulated deficit of $ 420 ,914 since the inception of the Company on July 11, 2005 through April 30, 2008; and has had a net increase in cash flow of $302 since inception.  As a result, the independent auditors of the Company have expressed substantial doubt about the Company’s ability to continue as a going concern.

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

Mineral Property

LLIPA Property

The Company capitalized acquisition and option costs of the Llipa mineral property rights in accordance with Emerging Issues Task Force (EITF) abstract 04-02.  The amount capitalized represents the fair value at the time the mineral rights are acquired.  The accumulated costs of acquisition for properties that are developed to the stage of commercial production will be amortized using the units of production method.

Impairment of Long-Lived Assets – The Company evaluates the carrying value of acquired mineral property rights in accordance with EITF – 04-03, “Mining Assets:  Impairment and Business Combinations,” using the Value Beyond Proven and Probable (VBPP) method.  The fair value of a mining asset generally includes both VBPP and an estimate of the future market price of the minerals.

The Company reviews and evaluates long-lived assets for impairment when events or changes in circumstances indicate carrying amounts may not be recoverable.  Asset impairment is considered to exist if the total estimated future cash flows, on an undiscounted basis, are less than the carrying amount of the long-lived asset.  An impairment loss is measured and recorded based on the discounted estimated future cash flows.  Future cash flows are based on estimated quantities of recoverable minerals, expected gold and other commodity prices (considering current and historical prices, price trends and related factors), production levels and cash costs of production, capital and reclamation costs, all based on detailed engineering life-of-mine plans.

In estimating future cash flows, assets are grouped at the lowest levels for which there are identifiable cash flows that are largely independent of future cash flows from other asset group.  With the exception of other mine-related exploration potential and exploration potential in areas outside of the immediate mine-site, all assets at a particular operation are considered together for purposes of estimating future cash flows.  In the of mineral interest associated with other mine-related exploration potential.

EL VARON Property

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of the El Baron mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed. Accordingly, the $5,000 related to acquisition of those mineral rights was impaired as of the quarter ended January 31, 2008 .

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

Long-Lived Assets

The Company accounts for long-lived assets under the Statements of Financial Accounting Standards Nos. 142 and 144 Accounting for Goodwill and Other Intangible Assets@ and Accounting for Impairment or Disposal of Long-Lived Assets@ (ASFAS No. 142 and 144@). In accordance with SFAS No. 142 and 144, long-lived assets, goodwill and certain identifiable intangible assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For purposes of evaluating the recoverability of long-lived assets, goodwill and intangible assets, the recoverability test is performed using undiscounted net cash flows related to the long-lived assets.

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

ITEM 7. FINANCIAL STATEMENTS

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2008

(Stated in US Dollars)

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	13	REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
PAGE	15	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2008 AND 2007
PAGE	16	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2008.

PAGE	17	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2008.

PAGE	18	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2008 AND 2007, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2008.

PAGES	19	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Nilam Resources Inc.;

We have audited the accompanying balance sheet of Nilam Resources Inc. (the “Company”) as at April 30, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the consolidated statements of operations, stockholders’ equity, and cash flow for the period from the date of inception on July 11, 2005 to April 30, 2008, except that we did not audit the financial statements for the period from inception on July 11, 2005 to April 30, 2007.  Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to amounts included for the Company, is based on the report of those auditors.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States of America). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we do not express such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the period from the date of inception on July 11, 2005 to April 30, 2007 in conformity with generally accepted accounting principles in the United States of America.

The accompanying consolidated financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the company has suffered recurring losses from operations and has a net working capital deficiency, which raises substantial doubt about its ability to continue as a going concern.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2, the accompanying consolidated balance sheet as of April 30, 2008, and the consolidated statements of operations, stockholders’ equity and cash flows for the year ended April 30, 2008 have been restated.

Chartered Accountants

Burnaby, Canada
June 23, 2008
Except as discussed in Note 2 which is as of October 8, 2008

Webb & Company, P.A.

Certified PublicAccountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Nilam Resources Inc.

We have audited the accompanying balance sheet of Nilam Resources Inc. as at April 30, 2007, and the related statements of operations, changes in stockholders’ equity and cash flows for the year then ended April 30, 2007 and for the period from July 11, 2005 (Inception) to April 30, 2007.  These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Nilam Resources, Inc. as of April 30, 2007 and the results of its operations and its cash flows for the year ended April 30, 2007 and for the period from July 11, 2005 (Inception) to April 30, 2007, in conformity with accounting principles generally accpted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage with an accumulated deficit of $78,672 and a negative cash flow from operations of $42,780 for the year ended April 30, 2007.  These factors raise  substantial doubt about the Company's ability to continue as a going concern.  Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ WEBB & COMPANY, P.A.
WEBB & COMPANY, P.A.
Certified Public Accountants

Boynton Beach, Florida
July 11, 2007

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	April 30, 2008 (As restated – Note 2)	April 30, 2007
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$13,329	$13,027
Accounts receivable	1,896	-
Prepaid	25,740	2,225

Mineral properties (Note 4)	100,000
TOTAL ASSETS	$140,965	$15,252

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$27,737	$2,924
Due to related parties (Note 7)	1,440	-
Notes payable – related parties (Note 5)	60,338	-

TOTAL LIABILITIES	89,515	2,924

STOCKHOLDERS’ EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 58,038,874 shares and 57,500,000 shares issued and outstanding, respectively (Note 6)	58,038	57,500

Additional paid in capital (Note 6)	414,326	33,500

Accumulated deficit during exploration stage	(420,914)	(78,672)
Total stockholders’ equity (deficiency)	(51,450)	12,328

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIENCY)	$140,965	$15,252

Nature of Operations    Note 1
See accompanying notes to financial statements.

Approved on Behalf of the Board

/s/ Len DeMelt                             , Director

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF OPERATIONS
 (STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2008 (As restated – Note 2)	For the Year Ended April 30, 2007	For the Period From July 11, 2005 (Inception) to April 30, 2008 (As restated – Note 2)
OPERATING EXPENSES
Accounting and auditing fees	$36,660	$13,716	$51,141
Consulting fees	23,000	36,000	59,000
Exploration costs and expenses	38,505	700	45,705
General and administrative	20,852	678	21,665
Insurance	4,500	-	4,500
Investor relation	38,468	-	38,468
Listing and filing fees	2,115	4,610	7,425
Legal fees	42,933	12,776	55,709
Stock-based compensation (Note 6)	100,977	-	100,977
Travel	8,609	-	8,609
Wages	20,630	-	20,630
Write down on mineral properties (Note 3)	5,000	-	8,000
Total Operating Expenses	342,249	68,479	421,829
LOSS FROM OPERATIONS	(342,249)	(68,479)	(421,829)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908
Interest income	7	-	7

Total Other (Expense)/Income	7	-	915

NET LOSS BEFORE PROVISION FOR INCOME TAXES	(342,242)	(68,479)	(420,914)

Provision for Income Taxes	-	-	-

NET LOSS	$(342,242)	$(68,479)	$(420,914)

Net loss per share – basic and diluted	(0.01)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the period – basic and diluted	57,736,361	57,500,000	42,958,066

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
(STATED IN U.S. DOLLARS)

						Accumulated
						Deficit During
						Exploration
					Additional	Stage	Total
	Preferred Stock		Common Stock		Paid-In	(As restated –	(As Restated –
	Shares	Amount	Shares	Amount	Capital	Note 2)	Note 2)

Common stock issued to
founders for cash
($0.0002 per share)	-	$-	30,000,000	$30,000	$(24,000)	$-	$6,000

Common stock issued for
cash ($0.002 per share)	-	-	27,500,000	27,500	27,500	-	55,000

Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	57,500,000	57,500	3,500	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000

Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	57,500,000	57,500	33,500	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000

In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock base compensation					100,977		100,977

Common stock issued for	-	-	538,874	538	269,899	-	269,437
cash ($0.50 per share)

Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	$-	58,038,874	$58,038	$414,326	$(420,914)	$(51,450)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2008 (As restated – Note 2)	For the Year Ended April 30, 2007	For the Period From July 11, 2005 (Inception) to April 30, 2008 (As restated – Note 2)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(342,242)	$(68,479)	$(420,914)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	5,000	-	5,000
In-kind contribution of expenses	5,950	-	5,950
In-kind contribution of stock	-	30,000	30,000
Stock-based compensation	100,977	-	100,977
Changes in operating assets and liabilities:
Prepaid	(23,515)	(2,225)	(25,740)
Accounts receivable	(1,896)	-	(1,896)
Accounts payable and accrued expenses	24,813	(2,076)	27,737
Due to related party	1,440	-	1,440
Net Cash Used In Operating Activities	(229,473)	(42,780)	(277,446)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral properties	(50,000)	-	(50,000)
Net Cash Used In Investing Activities	(50,000)	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	269,437	-	330,437
Notes payable – related parties	10,338	-	10,338
Net Cash Provided By Financing Activities	279,775	-	340,775

NET INCREASE (DECREASE) IN CASH	302	(42,780)	13,329

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	13,027	55,807	-

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$13,329	$13,027	$13,329

Interest Paid	$-	$-	$-
Taxes Paid	$-	$-	$-

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2008

NOTE 1    NATURE OF OPERATIONS

These consolidated financial statements inclusive of the accounts of the Nilam Resources Inc. and its Peruvian subsidiary Nilam Resources Peru SAC. Nilam Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.   On November 23, 2007, the Company incorporated Nilam Resources Peru SAC, in Peru, as a wholly-owned subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  Nilam Resources Peru SAC. holds the Company’s material asset consisting of its rights in respect of the Llipa and El Baron properties.

These financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business.  The Company has never generated revenues since inception and has never paid any dividends.  The continuation of the Company as a going concern is dependent upon the continued financial support from its shareholders, the ability of the Company to obtain necessary equity financing to continue operations, confirmation of the Company’s interests in the underlying properties, and the attainment of profitable operations.  As at April 30, 2008, the Company has accumulated losses of $420,914 since inception.  These factors raise substantial doubt regarding the Company’s ability to continue as a going concern.  These financial statements do not include any adjustments to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2    RESTATEMENT AS A RESULT OF CORRECTING WRITE OFF OF MINERAL PROPERTY

On December 10, 2007, the Company, through its wholly owned Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llipa Project, Peru.  Llipa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.  As of April 30, 2008, the Company recorded $100,000 relating to the acquisition of the Llipa Project.  During the year ending April 30, 2008, the company was unable to allocate any economic values beyond the proven and probable reserves.  However, upon further review, it was determined that there was sufficient reliable information available at April 30, 2008 that indicated over mineral rights were not impaired even though we have not established proven or probable reserves.  In addition, there are significant tailings on the property that are estimated to have in excess of the $100,000 carrying value.  Therefore, the $100,000 was written off in error.

The following presents the effect on the Company’s previously issued financial statements for the year ended April 30, 2008

Consolidated Balance sheet for the year ended April 30, 2008
	PREVIOUSLY	INCREASE
	REPORTED	(DECREASE)	RESTATED
	$	$100,000	$100,000
Mineral properties	520,914	(100,000)	420,914
Accumulated deficit during exploration stage

Consolidated statement of operations for the Year ended April 30, 2008
	PREVIOUSLY	INCREASE
	REPORTED	(DECREASE	RESTATED
Write down on mineral properties	$105,000	$(100,000)	$5,000
Net income (loss)	(442,242)	$100,000	$(342,242)
Net income (loss) per share	(0.01)	$0.00	$(0.01)

Consolidated statement of operations for the Period from July 11, 2005 (inception) April 30, 2008

	PREVIOUSLY	INCREASE
	REPORTED	(DECREASE)	RESTATED
Write down on mineral properties	$108,000	$(100,000)	$8,000
Net income (loss)	(520,914)	100,000	(420,914)
Net income (loss) per share	(0.01)	0.00	(0.01)

Consolidated Statement of Cash Flows for the year ended April 30, 2008

	PREVIOUSLY	INCREASE
	REPORTED	(DECREASE	RESTATED
Net Cash used in investing activities	$(100,000)	$50,000	$(50,000)

Net Cash provided by financing activiti4s	329,775	$(50,000)	$279,775

Consolidated Statement of Cash Flows from July 11, 2005 (inception) to April 30, 2008

	PREVIOUSLY	INCREASE
	REPORTED	(DECREASE	RESTATED
Net Cash used in investing activities	$(100,000)	$50,000	$(50,000)

Net Cash provided by financing activiti4s	395,775	$(50,000)	$340,775

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

(E) Mineral Property

The Company is primarily engaged in the acquisition, exploration and development of mineral properties.  Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets.”  The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets.”  The Emerging Issued EITF 04-03, Mining Assets:  Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144.

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

Llipa Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llipa Project, Peru, for $100,000. Llipa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.  (See Note 2.)

El Baron Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, acquired the El Baron (a.k.a “El Baron”) mineral claim from a director of the Company, who transferred the claim to the Company for no consideration.  El Baron project consists of the Tati and San Marino No.2 mining concessions, Peru.  The value of $5,000 was assigned to the property based on actual staking costs incurred by the director.  During the year ending April 30, 2008, the company was unable to allocate any economic values beyond the proven and probable reserves.  In addition, the Company has no intention of pursuing the development of these properties.  Therefore, the property is considered impaired and accordingly, has been  written off.

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

538,874

NOTE 7    RELATED PARTY TRANSACTIONS

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand (Note 5).

During the fiscal 2008, the officer loaned the Company $338. This loan is unsecured, bears no interest and is due on demand (Note 5).

On November 2, 2007, 30,000,000 restricted shares were transferred from two outgoing Directors to two incoming Directors split evenly between the two incoming Directors.  No compensation expense was recognized as the transfer of shares was not intended to compensate the incoming Directors for services to the Company.

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand (Note 5).

During the fiscal 2008, a director of the Company transferred the title of the El Baron property to the Company’s name without consideration. The value of $5,000 was assigned to the property (Note 4).

During the fiscal 2008, the officer loaned the Company $1,440. This loan is unsecured, bears no interest and is due on demand.

During the fiscal 2008, $10,000 of consulting fees was paid to the President and Chief Financial Officer of the Company.

On December 2007 and January 2008, a total of 234,831 units (Note 6) were sold to the Directors of the Company in connection with the private placement.  The benefit of $100,999 was assigned to those units, computed by taking the difference between the market share price and the selling price per unit and multiplying it by number of shares issued to Directors.

ITEM 8A. CONTROLS AND PROCEDURES

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer/President is also as the chief financial officer/principal accounting officer (the “Certifying Officer”) of the Company, and this officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.  Our management has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting, and as a result, our disclosure controls and procedures were not effective as of April 30, 2008.

Management’s Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the company.  The Company’s internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America.  Internal controls over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have material effect on our financial statements would be prevented or detected on a timely basis.  Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

We are required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting in our Annual Report on Form 10-KSB beginning with our filing for our fiscal year ended April 30, 2008 and attestation from an independent registered public accounting firm in our Annual Report on Form 10-KSB.

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008 based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventative controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements.  In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting procedures was not effective as of April 30, 2008.  The material weakness which has been disclosed to and reviewed with, our independent auditor, is as follows:

The Company initially filed a Form 10-KSB for the year ended April 30, 2008, without a disclosure of Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008.  Such failure to disclose its report on internal control over financial reporting impacted its conclusions regarding the effectiveness of internal controls and procedures as of the end of fiscal year 2008, with a resulting weakness.  The failure to disclose Management’s assessment became apparent to the Company, since the Company does not maintain a sufficient complement of personnel with an appropriate level of accounting  knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements.  Mr. Vare Grewal, the former treasurer of the Company, performed all financial reporting and disclosure functions, however, he resigned prior to the preparation and filing of the annual report.

Management’s Remediation Initiatives

The Company recognizes the importance of implementing and maintaining disclosure controls and procedures and internal controls over financial reporting and is working to implement an effective system of controls.  Management is currently evaluating avenues for mitigating our internal controls weaknesses, but mitigating controls that are practical and cost effective based on the size, structure, and future existence of our organization.  Since the Company has not engaged in any substantive operations since the loss of the right to purchase Pativlca Mineral Property in Peru, or generated any significant revenues, the Company is limited in its options for remediation efforts.  Management, within the confines of its budgetary resources, will engage its outside accounting firm to assist with an assessment of the Company’s internal controls over financial reporting on an on-going basis.

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential futu5re conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

Changes in internal control over financial reporting

There have been no changes during the quarter that ended April 30, 2008 in the Company’s internal controls over financial reporting hat have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Audit Committee

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

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS AND CORPORATE GOVERNANCE; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Current Management of the Company

The following table sets forth the name, age, and positions with the Company for each of the present directors and officers of the Company.

Name	Age	Position

Alain Vachon	53	Chief Executive Officer and President

Vare Grewal	31	Treasurer, Secretary and Director

Len DeMelt	62	Chairman of the Board of Directors

Larry Sostad	63	Director of Mining, North America

Juan Manuel Elescano	43	Director of Exploration, Peru

Carlos Ortiz	55	Director of Operations, Peru

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

* Alain Vachon received a one time payment of $10,000 to reimburse him for expenses and to pay a consulting geologist in Peru.

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

		Amount of
Title of Class	Name and address of beneficial owner	beneficial	Percent of
		ownership	class

Common Stock	Len DeMelt, Director 810 Malecon Cisneros St. Peru, Lima, Miraflores	13,900,146*	24%

Common Stock	Vare Grewal, Director and Officer* 42 Camden Street, Suite 503 Toronto, Ontario, M5V 1V	13,120,000*	22%

Common Stock	Alain Vachon, President 35 Rue Du Parc Des Erables Laprairie, PQ, J5R 5J2	2,150,000	4%

Common Stock	Juan Manuel Elescano, Dir. of Exploration Avenida Enrique Fermi # 37 Urb. Fiori, SM de Peru	30,000.05%

Common Stock	Carlos Fernando Ortiz Ugarte, Dir. of Operations Av. La Floresta 369 Dpto. 101 Peru	50,000.08%

	Officers and directors as a group (5)	29,250,146	50.40%

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

Purchase of Common Stock by Officers and Directors –

On December 2007 and January 2008, a total of 234,831 units were sold to Officers and Directors of the Company in connection with a private placement.

ITEM 13. EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

31.1	Certification of Len DeMelt.

32.1	Certification of Len DeMelt, Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

Nilam Resources Inc.

Dated: March 12, 2009

/s/ Len DeMelt
Len DeMelt, Director and acting Chief Executive Officer, and acting principal accounting officer