Form 10KSB/A
period 2008-04-30
Nilam Resources Inc.
filed 2009-03-12
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB/ Amendment No. 3

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

DOCUMENTS INCORPORATED BY REFERENCE:

Transitional Small Business Disclosure Format: Yes ☐  No ☒

Explanatory Notes

This Form 10-KSB/Amendment No. 3 has been amended to include the following:

PART II

- ITEM 7.  FINANCIAL STATEMENTS.

- ITEM 7.  This amended annual report includes a revised report from the successor auditor HLB Cinnamon, Jang and Willoughby.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of April 30, 2008 and 2007, and the results of its operations and cash flows for the years then ended and for the period from the date of inception on July 11, 2005 to April 30, 200 8 in conformity with generally accepted accounting principles in the United States of America.

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