Form 10-Q
period 2009-01-31
Nilam Resources Inc.
filed 2009-04-21
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2009

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

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

January 31, 2009

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2009 (UNAUDITED) AND APRIL 30, 2008 RESTATED (NOTE 2).

PAGE	2	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2009 (UNAUDITED).

PAGE	3	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 RESTATED (NOTE 2) (INCEPTION) TO JANUARY 31, 2009.

PAGE	4	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2009 (UNAUDITED).

PAGES	5 - 10	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	January 31, 2009	April 30, 2008
	(Unaudited)	(As restated – Note 2)
ASSETS
CURRENT ASSETS
Cash	$79	$13,329
Accounts receivable	1,896	1,896
Prepaid	2,250	25,740
	4,225	40,965

Mineral properties (Note 4)	100,000	100,000
TOTAL ASSETS	$104,225	$140,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$235,148	$27,737
Due to related parties (Note 7)	62,491	1,440
Notes payable – related parties (Note 5)	72,117	60,338

TOTAL LIABILITIES	369,756	89,515

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 1,160,779 shares and 1,160,779 shares issued and outstanding, respectively (Note 6)	1,161	1,161

Additional paid in capital (Note 6)	524,879	471,203

Accumulated deficit during exploration stage	(791,571)	(420,914)
Total stockholders’ equity	(265,531)	51,450

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$104,225	$140,965

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (STATED IN U.S. DOLLARS)
(Unaudited)

	For the Three Months Ended January 31, 2009	For the Three Months Ended January 31, 2008	For the Nine months Ended January 31, 2009	For the Nine months Ended January 31, 2008	For the Period From July 11, 2005 (Inception) to January 31, 2009
OPERATING EXPENSES
Accounting and auditing fees	$1,500	$4,583	$28,764	$13,184	$79,905
Consulting fees	90,000	-	90,000	-	149,000
Exploration costs and expenses	-	17,055	3,397	17,055	49,102
General and administrative	2,212	9,303	8,102	9,690	29,767
Insurance	6,750	-	20,250	-	24,750
Investor relation	583	3,000	16,925	3,000	55,393
Listing and filing fees	200	2,179	3,538	2,179	10,963
Legal fees	-	10,458	47,853	22,317	103,562
Management fees	75,000	-	150,000	-	150,000
Stock-based compensation (Note 7)	-	-	-	-	100,977
Travel	-	4,876	1,828	4,876	10,437
Wages	-	-	-	-	20,630
Impairment of mineral property	-	5,000	-	5,000	8,000
Total Operating Expenses	176,245	56,454	370,657	77,301	792,486
LOSS FROM OPERATIONS	(176,245)	(56,454)	(370,657)	(77,301)	(792,486)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	-	-	908
Interest income	-	7	-	7	7

Total Other (Expense)/Income	-	7	-	7	915

NET LOSS AND COMPREHENSIVE LOSS	$(176,245)	$(56,447)	$(370,657)	$(77,294)	$(791,571)

Basic and Diluted Loss per Common Share	$(0.15)	$(0.05)	$(0.32)	$(0.07)	$(0.86)

Weighted average number of shares outstanding during the period – basic and diluted	1,160,779	1,150,000	1,160,779	1,150,000	923,197

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2009
(STATED IN U.S. DOLLARS)
(Unaudited)

	Preferred Stock		Common Stock		Additional	Accumulated Deficit During
	Shares	Amount	Shares	Amount	Paid-In	Exploration
					Capital	Stage	Total
					(As restated-Note 2)	(As restated-Note 2)	(Asrestated- Note 2)

Common stock issued to founders for cash ($0.01 per share)	-	$-	600,000	$600	$5,400	$-	$6,000

Common stock issued for cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000

Net loss for the period from July 11, 2005 (inception) to April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000

Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000

In-kind contribution of expenses	-	-	-	-	5,950	-	5,950

Stock-base compensation	-	-	-	-	100,977	-	100,977

Common stock issued for cash ($25 per share)	-	-	10,779	11	269,426	-	269,437

Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450

In-kind contribution of expenses	-	-	-	-	53,676	-	53,676

Net loss for the period	-	-	-	-	-	(370,657)	(370,657)

BALANCE, JANUARY 31, 2009	-	$-	1,160,779	$1,161	$524,879	$(791,571)	$(265,531)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)
(Unaudited)
	For the Nine Months Ended January 31, 2009	For the Nine Months Ended January 31, 2008	For the Period From July 11, 2005 (Inception) to January 31, 2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(370,657)	$(77,294)	$(791,571)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	5,000	5,000
In-kind contribution of expenses	53,676	881	57,420
In-kind contribution of shares	-	-	30,000
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	23,490	329	(2,250)
Accounts receivable	-	-	(1,896)
Accounts payable and accrued expenses	207,411	4,658	235,148
Due to related party	61,051	-	62,491
Net Cash Used In Operating Activities	(25,029)	(66,426)	(304,681)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	(100,000)	(100,000)
Net Cash Used In Investing Activities	-	(100,000)	(100,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	269,437	332,643
Notes payable – related parties	11,779	60,338	72,117
Net Cash Provided By Financing Activities	11,779	329,775	404,760

NET INCREASE (DECREASE) IN CASH	(13,250)	163,349	79

CASH AT BEGINNING OF PERIOD	13,329	13,027	-

CASH AT END OF PERIOD	$79	$176,376	$79

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JANUARY 31, 2009

NOTE 1           NATURE OF OPERATIONS

These consolidated financial statements inclusive of the accounts of the Nilam Resources Inc. and its Peruvian subsidiary Nilam Resources Peru SAC. Nilam Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.   On November 23, 2007, the Company incorporated Nilam Resources Peru SAC, in Peru, as a wholly-owned subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  Nilam Resources Peru SAC. holds the Company’s rights in respect of the Llippa and El Baron properties.  The continuation of the Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties.  The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations.

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

NOTE 2           RESTATEMENTS

(A) As a Result of Correcting Stock Compensation Expense

These consolidated financial statements previously showed a restatement of the previously issued financial statements for the period ended April 30, 2008.  This was in relation to a transfer in November 2007 of 600,000 restricted shares from two outgoing Directors to two incoming Directors.  Initially, in the nine months of fiscal 2008 financial year no entry was recorded for this transaction. Upon further review, it was determined that the Company would record a stock-based compensation expense in accordance with Statement of Financial Accounting Standards ("FAS") No. 123R, Share Based Payments.  The Company therefore increased the Additional paid in capital and the Net loss for the period by $3,000,000, being the estimated fair value of the shares transferred.  However, upon further review, it was determined that no compensation expense should have been recognized as the transfer of shares was not intended to compensate the incoming Directors for services to the Company.

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

NOTE 3           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

These unaudited consolidated financial statements of Nilam Resources Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  These financial statements are condensed and do not include all disclosures required for annual financial statements.  The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s April 30, 2008 Annual Report on Form 10-KSB.  This quarterly report should be read in conjunction with such annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at January 31, 2009, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended January 31, 2009 and 2008.  The results of operations for the nine months ended January 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by Financial Accounting Standards No. 128, “Earnings Per Share.” Basic loss per share includes no dilution and it’s computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company.  The common shares potentially issuable on conversion of outstanding warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

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

(H) Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with SFAS No. 52, “Foreign Currency Translation”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. As of January 31, 2009, the Company recorded a transaction gain from the settlement of subscriptions receivable received in Canadian Dollars. The gain was determined at the exchange rates on the date of settlement.

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

(K) Concentration of Credit Risk

Cash includes deposits at Canadian and Peruvian financial institutions in US and Peruvian currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $79 is uninsured. The Company has placed its cash in a high credit quality financial institution.

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

(M) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at January 31, 2009, no element of comprehensive income or loss was noted.

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

During fiscal 2009, the Company calculated imputed interest of $2,926; fair value of a Director’s fee of $4,500; and expenses paid by a former director and offices of the Company in the amount of $46,250, which are all reflected as an in-kind contribution of expenses.

On October 10, 2008, the Board of Directors approved a 1 for 50 reverse stock split for all shareholders of the Company as of as of August 22, 2008. All share and per share amounts have been retroactively restated to reflect this stock split.

Share Purchase Warrants
	Number	Weighted Average
	of Warrants	Exercise Price

Balance, April 30, 2007	-	$ -
Granted	10,777	30

Balance, April 30, 2008 and January 31, 2009	10,777	$ 30

As at January 31, 2009, the Company has the following warrants outstanding:

Shares	Exercise Price	Expiry Date

6,810	$ 30	December 3, 2009
3,969	$ 30	January 16, 2010
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

On December 2007 and January 2008, a total of 4,697 units (Note 6) were sold to the Directors of the Company in connection with the private placement.  The benefit of $100,997 was assigned to those units, computed by taking the difference between the market price per unit and the selling price per unit and multiplying it by number of shares issued to Directors.

During the fiscal 2008, the officer loaned the Company $338. This loan is unsecured, bears no interest and is due on demand (Note 5).

During the fiscal 2008, a director of the Company transferred the title of the El Baron property to the Company’s name without consideration. The value of $5,000 was assigned to the property (Note 4).

During the period ended January 31, 2009, the Company calculated imputed interest of $2,926 on the related parties notes.

During the period ended January 31, 2009, the officer loaned the Company an additional $11,779. As of January 31, 2009, $72,117 was owed to that officer. This loan is unsecured, bears no interest and is due on demand.

During the three months period ended January 31, 2009, the Company incurred $60,000 of management fees to the officer of the Company. As of January 31, 2009, $62,491 is owed to that officer.

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

Controls and Procedures Over Financial Reporting

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our president and sole director, who are also the principal financial officers of the Company, have further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of January 31, 2009.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2009 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of January 31, 2009.  The material weakness which has been disclosed to, and reviewed with, our independent auditor.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended January 31, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Dated: April 21, 2009	Nilam Resources Inc. /s/ Len De Melt
Len De Melt Director and acting Chief Executive Officer