Form 10-K
period 2009-04-30
Nilam Resources Inc.
filed 2009-08-04
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ☒    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2009

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to __________

Commission File Number: 333-135980

NILAM RESOURCES INC.

(Exact name of registrant as specified in its charter)

Nevada	98-0487414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

35 Du Parc Des Erables, La rairie,
Quebec, Canada, J5R 5J2

 (Address of principal executive offices)

1-514-449-5914

Issuer's telephone number

Securities registered under Section 12(b) of the Exchange Act: None
Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐     Accelerated filer ☐        Non-accelerated filer ☐     Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No ☒

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 31, 2008 (computed by reference to the latest price at which the common equity was sold $0.05: $58,038.85

Number of common shares outstanding at 1,160,777 as of April 30, 2009.

i

PART I

Item 1.  Description of Business

We are an exploration stage mining company engaged in the acquisition and exploration of mineral properties with the objective of exploiting any mineral deposits we discover. The Company owns three properties in Peru respectively named the El Baron, Llipa Projects (collectively the “Peruvian claims”) and Linderos property.  The Company has formed a wholly owned Peruvian subsidiary to hold title to these claims and any other claims which the company may acquire in the future.  There is no assurance that a commercially viable mineral deposits exist on either property.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration. Although the Company has some geological information on the El Baron and Llipa properties, the Company has not yet commenced systematic exploration on those claims. Once an exploration phase is completed, the Company will decide as to whether or not we proceed with each successive phase based upon the analysis of the results of that program. Our directors will make this decision based upon the recommendations of the geologists who oversee the exploration programs and records the results.

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

Subsidiaries

On or about November 23, 2007 the Company created, Nilam Resources Peru SA, a wholly owned subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  Nilam Resources Peru SA, holds the Company’s material asset consisting of its rights in respect of the Llipa, El Baron and Linderos properties.

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

Item 1A.  Risk Factors

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

If the Company enters into production, the cost of complying with permit and regulatory environment laws will be greater than in the exploration phases because the impact on the project area is greater. Permits and regulations will be required.

•	Water discharge will have to meet water standards;

•	Dust generation may have to be minimal or otherwise re-mediated;

•	Dumping of material on the surface may have to be re-contoured and re-vegetated;

•	An assessment of all material to be left on the surface will need to be environmentally benign;

•	Ground water will have to be monitored for any potential contaminants;

•	The socio-economic impact of the project will have to be evaluated and if deemed negative, will have to be re-mediated; and

•	There will likely have to be an impact report of the work on the local fauna and flora.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Description of Property

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

El Baron Claim - Peru

On or about December 10, 2007, the Company’s wholly owned subsidiary, Nilam Resources Peru, SA, acquired the El Baron property (aka “El Baron”).  The El Baron claim was staked by Mr. Len DeMelt, the Chairman of the Board of Directors of the Company.  Mr. DeMelt transferred the claim to the Company for no consideration.

The El Baron property is located in the San Mateo District, Huarochiri Province, Lima Department, approximately 250 kilometer east-north-east of Lima, Peru.  The property is located in the historical Central mining district along the main access road leading to Cerro de Pasco, a proven gold, silver, copper deposit and the Doe Run smelter located in the town of La Oroya.

Claim details are as follows;

Claim Name	Hectare	Code
El Baron	300	01-05511-07
TOTAL	300

No prior geological evaluations have been conducted on the El Baron claim.  The Company intends to soon begin prospecting, geological mapping, collecting grab samples and hand trenching.  Prospecting is the process of evaluating the property by analyzing rocks on the property’s surface with a view to discovering indications of potential mineralization.  Geological mapping consists of gathering chip samples and grab samples from areas on the property with the most potential to host economically significant mineralization.  Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold, or industrial metals such as copper.  All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content.  Trenching typically involves removing surface dirt and rock and gathering rock and soil samples from below the property’s surface in areas with the most potential to host economically significant mineralization.

The Company can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

Pativilca Claim - Peru

On January 13, 2008 the Company’s wholly owned subsidiary, Nilam Resources Peru SA, entered into a letter of intent with MC1 Exploration EIRL to purchase the Pativilca property.  Under the terms of that agreement, the Company agreed to purchase the
Pativilca property and the gold production plant on the property for $1,500,000 to be paid as follows: $250,000 at the signing of the transference of the deed(s) of mining concessions; $500,000 four months from the date of transference of the public deed(s); and $750,000 ten months from the transference of the public deed(s).  Additionally, the Company agreed to grant MRC1 Exploration a three percent royalty from mineral production.  The Company made a $10,000 deposit toward the purchase price.

The Pativilca property (also known as “Baco project”) is located in the last western reinforcement of the western of central Andes of Peru, about 235 kilometers NNW of Lima.  The property consisted of 6 mining concessions that were a total of 2,100 hectares.  The Baco project included a fully functioning gold production operation with cyanidation plant capable of 50 tons of ore per day.  The Company was in the process of applying for the necessary water usage and explosive permits but has since stopped that process.

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

Linderos Property

On February 10, 2009, the Company, through its wholly owned Peruvian subsidiary, acquired the right, title and interest in and to Linderos mining concessions, Peru.  In consideration for the property, the Company issued 20,000,000 of its common shares to purchase this property.

The property is located in the border sector of the N of the Peru in the Department of Cajamarca.

Item 3.  Legal Proceedings

None.

Item 4.  Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5.  Market Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

There is a limited public market for our common shares.  Our common shares are quoted for trading on the OTC Bulletin Board under the symbol “NILA.”  The market for our stock is highly volatile.  We cannot assure you that there will be a market in the future for our common stock.  OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Dividend Policy

We have not declared or paid any cash dividends since inception.  We intend to retain future earnings, if any, for use in the operation and expansion of our business and do not intend to pay any cash dividends in the foreseeable future.

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have not publicly announced repurchase plans or programs as of April 30, 2009.

Reverse Split

The Board of Directors of Nilam Resources, Inc. had determined that the number of common shares in the float is far too large given the size of the Company, which caused our Common Stock being priced at pennies per share.  The low share price has hampered the Company’s ability to acquire new mineral properties, attract quality management and raise capital to develop our assets.  For that reason, the Board of Directors and majority of our shareholders approved a one for fifty (1 for 50) reverse stock split to reduce the number of shares of Common Stock outstanding to approximately 1,160,800 shares.  The Board of Directors is hopeful that the smaller number of shares outstanding will help the Company to develop an improved trading market and elevate the image of our Company.

Related Stockholder Matters

None.

Item 6.  Selected Financial Data

None.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation

We are an exploration stage company with limited operations and no revenue from our business operations.  This means there is substantial doubt that we can continue as an on going business for the next twelve months unless we obtain additional financing to fund our operations.  Our only source of cash at this time is investments by others in our company.

Results of Operations

Lack of Revenues

We have not earned any revenues and have sustained operational losses since inception from July 11, 2005 to April 30, 2009.  We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we plan to undertake the exploration of our mineral properties.  We may not generate significant revenues even if our future exploration program indicates that mineral deposits may exist on our mineral claims.  We anticipate that we will incur substantial losses over the next year, and our ability to earn any revenues at this time continues to be uncertain.

Expenses

Our total expenses from operations since inception from July 11, 2005 to April 30, 2009 were $904,906. The total expenses from operations increased by $140,828 to $483,077 for the year ended April, 2009 from $342,249 for the year ended April 30, 2008. The increase in total operating expenses was mainly due to our increase in management fees and consulting fees. Our consulting fees increased $97,000 for the year ended April 30, 2009 from $23,000 for the year ended April 30, 2008. Our management fees increased $210,000 for the year ended April 30, 2009 from $0 for the year ended April 30, 2008.

Net Loss

As of April 30, 2009, we had an accumulated loss of $903,991.  In the year ended April 30, 2009, our net loss increased $140,835 from $342,249 for the year ended April 30, 2008.  The increase in loss was due to lack of revenues and increase in consulting and management fees.

Going Concern

We have not had profitable revenues from operations, and we are dependent upon obtaining financing to pursue exploration activities.  For these reasons, our auditors stated in their report hat they have substantial doubts we will be able to continue as a going concern.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Our fiscal year end is April 30.  We will provide audited financial statements to our stockholders on an annual basis.  Our audited financial statements as of April 30, 2009 follow as pages 8 through 21.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2009

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Nilam Resources Inc.:

We have audited the accompanying consolidated balance sheets of Nilam Resources Inc. as at April 30, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity (deficiency), and cash flow for the years ended April 30, 2009 and 2008. These consolidated financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. The company is not required to have nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of the company as at April 30, 2009 and 2008 and the results of its consolidated operations and its consolidated cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

/s/“Cinnamon Jang Willoughby & Company”

Chartered Accountants

Burnaby, Canada
 July 29, 2009

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	11	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2009 AND APRIL 30, 2008 RESTATED (NOTE 2).

PAGE	12	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2009.

PAGE	13	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 RESTATED (NOTE 2) (INCEPTION) TO APRIL 30, 2009.

PAGE	14	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2009.

PAGES 15 - 21 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	April 30, 2009	April 30, 2008
		(As restated – Note 2)
ASSETS
CURRENT ASSETS
Cash	$79	$13,329
Accounts receivable	-	1,896
Prepaid	-	25,740
	79	40,965
Mineral properties (Note 4)	300,000	100,000
TOTAL ASSETS	$300,079	$140,965

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$400,189	$27,737
Due to related parties (Note 7)	14,705	1,440
Notes payable – related parties (Note 5)	60,338	60,338
TOTAL LIABILITIES	475,232	89,515

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-
Common stock, $0.001 par value, 345,000,000 shares authorized, 21,160,779 shares and 1,160,779 shares issued and outstanding, respectively (Note 6)	21,161	1,161
Additional paid in capital (Note 6)	707,677	471,203
Accumulated deficit during exploration stage	(903,991)	(420,914)
Total stockholders’ equity	(175,153)	51,450
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,079	$140,965

Nature of Operations (Note 1)

Approved on Behalf of the Board:

Len DeMelt, Director

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2009	For the Year Ended April 30, 2008	For the Period From July 11, 2005 (Inception) to April 30, 2009
OPERATING EXPENSES
Accounting and auditing fees	$41,564	$36,660	$92,705
Consulting fees	120,000	23,000	179,000
Exploration costs and expenses	3,397	38,505	49,102
General and administrative	10,910	20,852	32,576
Insurance	22,500	4,500	27,000
Investor relation	16,925	38,468	55,393
Listing and filing fees	4,203	2,115	11,628
Legal fees	51,749	42,933	107,458
Management fees	210,000	-	210,000
Stock-based compensation (Note 7)	-	100,977	100,977
Travel	1,829	8,609	10,437
Wages	-	20,630	20,630
Impairment of mineral property	-	5,000	8,000
Total Operating Expenses	483,077	342,249	904,906
LOSS FROM OPERATIONS	(483,077)	(342,249)	(904,906)
OTHER INCOME (EXPENSE)
Foreign currency transaction gain	-	-	908
Interest income	-	7	7
Total Other (Expense)/Income	-	7	915
NET LOSS AND COMPREHENSIVE LOSS	$(483,077)	$(342,242)	$(903,991)
Basic and Diluted Loss per Common Share	$(0.32)	$(0.30)	$(0.88)
Weighted average number of shares outstanding during the period – basic and diluted	1,489,545	1,153,892	1,024,715

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2009
(STATED IN U.S. DOLLARS)

	Preferred Stock		Common Stock		Additional Paid-In Capital (As restated)	Accumulated Deficit During Exploration State (As restated-	Total (As restated-
	Shares	Amount	Shares	Amount	Note 2)	Note 2)	Note 2)

Common stock issued to founders for cash ($0.01 per share)	-	$-	600,000	$600	$5,400	$-	$6,000

Common stock issued for cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000

Net loss for the period from July 11, 2005 (inception) to April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807
	-
In-kind contribution of stock to officer	-	-	-	30,000	-	30,000

Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000

In-kind contribution of expenses	-	-	-	-	5,950	-	5,950

Stock-base compensation	-	-	-	-	100,977	-	100,977

Common stock issued for cash ($25 per share)	-	-	10,779	11	269,426	-	269,437

Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450

Common stock issued on property acquisition	-	-	20,000,000	20,000	180,000	-	200,000

In-kind contribution of expenses	-	-	-	-	56,474	-	56,474

Net loss for the period	-	-	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$707,677	$(903,991)	$(175,153)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2009	For the Year Ended April 30, 2008	For the Period From July 11, 2005 (Inception) to April 30, 2009
CASH FLOWS USED IN OPERATING
ACTIVITIES:
Net loss for the period	$(483,077)	$(342,242)	$(903,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	5,000	5,000
In-kind contribution of expenses	56,474	5,950	62,425
In-kind contribution of shares	-	-	30,003
Stock-based compensation	-	100,977	100,977
Changes in operating assets and liabilities:
Prepaid	25,740	(23,515)	2,225
Accounts receivable	1,896	(1,896)	-
Accounts payable and accrued expenses	372,453	24,813	397,266
Due to related parties	13,264	1,440	14,704
Net Cash Used In Operating Activities	(13,250)	(229,473)	(290,695)
CASH FLOWS USED IN INVESTING
ACTIVITIES:
Purchase of mineral rights	-	(50,000)	(50,000)
Net Cash Used In Investing Activities	-	(50,000)	(50,000)
CASH FLOWS FROM FINANCING
ACTIVITIES:
Issuance of common shares	-	269,437	330,436
Notes payable – related parties	-	10,338	10,338
Net Cash Provided By Financing Activities	-	279,775	340,774
NET INCREASE (DECREASE) IN CASH	(13,250)	302	79
CASH AT BEGINNING OF PERIOD	13,329	13,027	-
CASH AT END OF PERIOD	$79	$13,329	$79

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2009

NOTE 1     NATURE OF OPERATIONS

These consolidated financial statements inclusive of the accounts of the Nilam Resources Inc. and its Peruvian subsidiary Nilam Resources Peru SAC. Nilam Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties. On November 23, 2007, the Company incorporated Nilam Resources Peru SAC, in Peru, as a wholly- owned subsidiary. The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties. Nilam Resources Peru SAC. holds the Company’s rights in respect of the Llippa and Linderos properties. The continuation of the Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties. The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations.

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

NOTE 2     RESTATEMENTS

(A)           As a Result of Correcting Stock Compensation Expense

These consolidated financial statements previously showed a restatement of the previously issued financial statements for the period ended April 30, 2008. This was in relation to a transfer in November 2007 of 600,000 restricted shares from two outgoing Directors to two incoming Directors. Initially, in the years of fiscal 2008 financial year no entry was recorded for this transaction. Upon further review, it was determined that the Company would record a stock-based compensation expense in accordance with Statement of Financial Accounting Standards ("FAS") No. 123R, Share Based Payments. The Company therefore increased the Additional paid in capital and the Net loss for the period by $3,000,000, being the estimated fair value of the shares transferred. However, upon further review, it was determined that no compensation expense should have been recognized as the transfer of shares was not intended to compensate the incoming Directors for services to the Company.

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

(J)    Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements. The management did not elect fair value treatment for any assets or liabilities under SFAS 159 as of April 30, 2009.

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

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of SFAS No. 163 is not expected to have a material impact on the Company’s financial position.

(K)    Concentration of Credit Risk

Cash includes deposits at a Canadian financial institution in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $79 is uninsured. The Company has placed its cash in a high credit quality financial institution.

(L)    Fair Value of Financial Instruments

The carrying amounts on the Company’s financial instruments including cash, accounts payable and notes payable, related parties, approximate fair value due to the relatively short period to maturity for this instrument.

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

(M) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements. As at April 30, 2009, no element of comprehensive income or loss was noted.

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

Linderos property

On February 10, 2009, the Company, through its wholly owed Peruvian subsidiary, acquired the right, title and interest in and to Linderos mining concessions, Peru. In consideration for the property, the Company issued 20,000,000 of it common shares (Note 6). The property is a subject to a 1% net smelter royalty.

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

During fiscal 2009, the Company calculated imputed interest of $4,224; fair value of a Director’s fee of $6,000; and expenses paid by a former director and offices of the Company in the amount of $46,250, which are all reflected as an in-kind contribution of expenses.

On October 10, 2008, the Board of Directors approved a 1 for 50 reverse stock split for all shareholders of the Company as of as of August 22, 2008. All share and per share amounts have been retroactively restated to reflect this stock split.

On February 10, 2009, the Company issued 20,000,000 shares of common stock on the acquisition of Linderos property.

Share Purchase Warrants

	Number of Warrants	Weighted Average Exercise Price
Balance, April 30, 2007	-
Granted	10,777	30
Balance, April 30, 2008 and April 30, 2009	10,777	$30

As at April 30, 2009, the Company has the following warrants outstanding:

Shares	Exercise Price	Expiry Date
6,810	$ 30	December 3, 2009
3,969	$ 30	January 16, 2010
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

During the year ended April 30, 2009, the Company calculated imputed interest of $4,224 on the related parties’ notes.

During the year ended April 30, 2009, the officers of the Company incurred $14,705 for the expenses paid on behalf of the Company. As of April 30, 2009, $12,214 was owed to these officers.

During the year ended April 30, 2009, the Company accrued $90,000 of management fees to the officers of the Company. As of April 30, 2009, $90,000 was owed to these officers included in accounts payable.

NOTE 8     DEFERRED INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	Preferred Stock		Common Stock		Additional Paid-In Capital (As restated)	Accumulated Deficit During Exploration State (As restated-	Total (As restated-
	Shares	Amount	Shares	Amount	Note 2)	Note 2)	Note 2)

Common stock issued to founders for cash ($0.01 per share)	-	$-	600,000	$600	$5,400	$-	$6,000

Common stock issued for cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000

Net loss for the period from July 11, 2005 (inception) to April 30, 2006	-	-	-	-	-	(10,193)	(10,193)
BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807
	-
In-kind contribution of stock to officer	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(68,479)	(68,479)
BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328
In-kind contribution of property	-	-	-	-	5,000	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock-base compensation	-	-	-	-	100,977	-	100,977
Common stock issued for cash ($25 per share)	-	-	10,779	11	269,426	-	269,437
Net loss for the year	-	-	-	-	-	(342,242)	(342,242)
BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(483,077)	(483,077)
BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$707,677	$(903,991)	$(175,153)

Deferred income tax assets are not recorded due to the uncertainty of their recovery. As at April 30, 2009 the Company had $805,411 (2008 - $317,423) in non-capital taxable losses for United States income tax purposes, subject to final determination by taxation authorities and expiring as follows:

2029	487,988
2028	240,836
2027	76,587

NOTE 9 COMPARATIVE FIGURES

Certain of the comparative figures have been classified to conform to the presentation adopted in the current period.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in or disagreements with our accountants.  Our audited financial statements for the period ended April 30, 2009 have been included in this form 10-K in reliance upon Cinnamon Jang Willoughby & Company, Chartered Accountants, as experts in accounting and auditing.

Item 9A.  Controls and Procedures

Not Applicable.

Item 9A(T).  Control and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer/President is also as the chief financial officer/principal accounting officer (the “Certifying Officer”) of the Company, and this officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.  Our management has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting, and as a result, our disclosure controls and procedures were not effective as of April 30, 2009.

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

We are required by the Sarbanes-Oxley Act to include an assessment of our internal control over financial reporting in our Annual Report on Form 10-KSB beginning with our filing for our fiscal year ended April 30, 2009 and attestation from an independent registered public accounting firm in our Annual Report on Form 10-K.

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2008 based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventative controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements.  In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting procedures was not effective as of April 30, 2009.  The material weakness which has been disclosed to and reviewed with, our independent auditor, is as follows:

The Company initially filed a Form 10-K for the year ended April 30, 2009, without a disclosure of Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2009.  Such failure to disclose its report on internal control over financial reporting impacted its conclusions regarding the effectiveness of internal controls and procedures as of the end of fiscal year 2009, with a resulting weakness.  The failure to disclose Management’s assessment became apparent to the Company, since the Company does not maintain a sufficient complement of personnel with an appropriate level of accounting  knowledge, experience and training in the application of generally accepted accounting principles commensurate with our financial reporting requirements.  Mr. Vare Grewall, the former treasurer of the Company, had performed all financial reporting and disclosure functions, however, he resigned.  The Company intends to hire a new Chief Financial Officer.

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

Changes in internal control over financial reporting

There have been no changes during the quarter that ended April 30, 2009 in the Company’s internal controls over financial reporting hat have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

Audit Committee

The Company does not have an audit committee or a financial expert serving on the Board of Directors.  During the coming fiscal year the Company plans to form and implement an audit committee and hire a Chief Financial Officer who also may serve on the Board of Directors.

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance

Directors and Officers

According to our bylaws, the authorized number of directors of the corporation shall not be less than one and may be as many as set by resolution of the Board of Directors.

Our current director and officer is:

Mr. Len De Melt is serving the Company as the Chairman of the Board of Directors, President, Treasurer and Secretary..  He has held management positions with numerous mining companies internationally and was instrumental in starting and building six mines, including Gulf Oil's Rabbit Lake mine (uranium), Syncrude mine (oil sands), Denison Mines' Quintette (coal), Homestake's Golden Bear mine (gold), BHP's Ekati mine (diamonds) and Goldust's Croiner mine (gold).  He has served as a director of the mining companies Norsemont Resources Inc. and Vena Resources Inc..  Mr. DeMelt is an engineering technologist and a graduate of the Haileybury School of Mines.  He also holds a Bachelor of Arts degree in business and economics and a diploma of mechanical studies from the British Columbia Institute of Technology.  Mr. DeMelt is fluent in English and Spanish.  He lives in Lima, Peru.

Term of Office

Our directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws.  Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

The Company has no significant employees other than the executive employee described above.

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

Item 11.  Executive Compensation

The Company pays Len DeMelt a salary of $10,000 per month.  At this time, no bonus, stock awards and option awards have been paid to Len DeMelt for the period ended April 30, 2009.

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All Other Compensation $	Total $

Len De Melt	2008	120,000	0	0	0	0	0	0	120,000

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table provides the names and addresses of each person known to us that owns more than 5% of our outstanding Common Stock as of April 30, 2009, and by the officers and directors of the Company, individually and as a group.  Except as otherwise indicated, all shares are owned directly.

		Amount of
Title of Class	Name and address of beneficial owner	beneficial	Percent of
		ownership	class

Common Stock	Len DeMelt, Director 810 Malecon Cisneros St. Peru, Lima, Miraflores	278,002	24%

The percent of class is based on 1,160,777 shares of common stock issued and outstanding as of October 23, 2008.

Item 13.  Certain Relationships, Related Transactions, and Director Independence.

Share Transfers

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

Assignment of Convertible Note and Issuance of Treasury Shares

On March 1, 2009, an officer of the company assigned a $60,000 convertible note.  The assigned note is unsecured and bears no interest.

On June 10, 2009, the note holders converted the note to common stock, and the company issued 20,000,000 shares of treasury shares to eight separate shareholders.

Purchase of Common Stock by Officers and Directors

On December 2007 and January 2008, a total of 234,831 units were sold to Officers and Directors of the Company in connection with a private placement.

Item 14. Principal Accountant Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Cinnamon Jang Willoughby & Company, Chartered Accountants, for the audit of our annual financial statements for the years ended June 30, 2008 and June 30, 2007 and any other fees billed for other services rendered Cinnamon Jang Willoughby & Company, Chartered Accountants during that period.

Description of Service	Fees (May 1, 2008 to April 30, 2009) ($)	Fees (July 11, 2005 (Inception) to April 30, 2008) ($)
Audit fees	41,564	51,141
Audit-related fees	-	-
Tax fees	-	-l
All other fees	-l	-
Total	41,564	51,141

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits
Number	Description

3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on July 11, 2005.
3.2
Certificate of Amendment changing the number of its authorized shares of common stock from sixty-nine million (69,000,000) shares, at $0.01 par value, to three-hundred and forty-five million (345,000,000) shares of common stock at 0.001 par value and 1,000,000 shares shall be preferred stock, each share having a par value of $0.001 filed with the Nevada Secretary of State on February 26, 2007.

31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Nilam Resources, Inc.

Date: August 1, 2009	By: /s/ Len De Melt
Len De Melt
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Len De Melt Len De Melt	President, Chief Executive Officer, Chief Financial Officer, Acting Principal Accounting Officer, Secretary, Treasurer and Director	August 2, 2009