Form 10-Q
period 2009-07-31
Nilam Resources Inc.
filed 2009-09-15
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2009

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________to _____________

Commission File Number 333-135980

NILAM RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0487414
(State or other jurisdiction of	(IRS Employer Identification No.)
incorporation or organization)

1480 Benevides Street, Sixth Floor "B"
Miraflores, Lima 18, Peru

Issuer’s telephone number, including area code 1-604-639-6250

_______________________________________________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 33,160,777 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of June 10, 2009.

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

TABLE OF CONTENTS

Page

Part I. Financial Information	1

Item 1. Financial Statements	1

Unaudited Consolidated Balance Sheet as of July 31, 2009 and April 30, 2009	2
Unaudited Consolidated Statements of Operations for the Three Months ended July 31, 2009 and 2008, and for the Period from July 11, 2005 (Inception) to July 31, 2009.	3
Unaudited Consolidated Statements of Stockholders’ Equity for the Period from July 11, 2005 (Inception) to July 31, 2009.	4
Unaudited Consolidated Statements of Cash Flows for the Three Months Ended July 31, 2009 and 2008, and for the Period from July 11, 2005 (Inception) to July 31, 2009.	5
Notes to Unaudited Consolidated Financial Statements	6

Item 2. Management’s Discussion and Analysis or Plan of Operation	12

Item 3. Quantitative and Qualitative Disclosures about Market Risk	12

Item 4. Controls and Procedures over Financial Reporting	12

Part II. Other Information	15
Item 1. Legal Proceedings	15
Item 1A. Risk Factors	15
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3. Defaults upon Senior Securities	15
Item 4. Submission of Matters to a Vote of Security Holders	16
Item 5. Other Information	16
Item 6. Exhibits
Signatures	17

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited interim consolidated financial statements of Nilam Resources, Inc. (the “Company”, “Nilam”, “we”, “our”, “us”) follow. All currency references in this report are in U.S. dollars unless otherwise noted.

The accompanying Condensed Consolidated Financial Statements of Nilam Resources, Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 2009. Significant accounting policies disclosed therein have not changed except as noted below.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2009

(Stated in US Dollars)

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	July 31, 2009	April 30, 2009
ASSETS

CURRENT ASSETS
Cash	$54	$79
	54	79
Mineral properties (Note 3)	300,000	300,000
TOTAL ASSETS	$300,054	$300,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$494,363	$400,189
Due to related parties (Note 6)	15,159	14,705
Notes payable – related parties (Note 4)	10,338	60,338

TOTAL LIABILITIES	519,860	475,232

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 21,160,779 shares and 1,160,779 shares issued and outstanding, respectively (Note 5)	33,161	21,161

Additional paid in capital (Note 5)	757,741	707,677

Accumulated deficit during exploration stage	(1,010,708)	(903,991)
Total stockholders’ equity	(219,806)	(175,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$300,054	$300,079

Nature of Operations (Note 1)

See accompanying notes to financial statements

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (STATED IN U.S. DOLLARS)

	For the Three Months Ended July 31, 2009	For the Three Months Ended July 31, 2008	For the Period From July 11, 2005 (Inception) to July 31, 2009
OPERATING EXPENSES
Accounting and auditing fees	$2,700	$12,442	$95,405
Consulting fees	30,000	-	209,000
Exploration costs and expenses	10,453	3,397	59,555
General and administrative	2,089	3,162	34,665
Insurance	-	6,750	27,000
Investor relation	-	583	55,393
Listing and filing fees	75	875	11,703
Legal fees	1,400	17,131	108,858
Management fees	60,000		270,000
Stock-based compensation (Note 6)	-	-	100,977
Travel	-	1,828	10,437
Wages	-	-	20,630
Impairment of mineral property	-	-	8,000
Total Operating Expenses	106,717	46,168	1,011,623
LOSS FROM OPERATIONS	(106,717)	(46,168)	(1,011,623)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908
Interest income	-	-	7

Total Other (Expense)/Income	-	-	915

NET LOSS AND COMPREHENSIVE LOSS	$(106,717)	$(46,168)	$(1,010,708)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.04)	$(0.38)

Weighted average number of shares outstanding during the period – basic and diluted	27,812,953	1,160,779	2,689,930

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2009
(STATED IN U.S. DOLLARS)

						Accumulated
	Preferred				Additional	Deficit During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital (As restated- Note 2)	Stage (As restated- Note 2)	Total (As restated- Note 2)

Common stock issued to founders for cash ($0.01 per share)	-	$-	600,000	$600	$5,400	$-	$6,000
Common stock issued for cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000
Net loss for the period from July 11, 2005 (inception) to April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock-base compensation	-	-	-	-	100,977	-	100,977
Common stock issued for cash ($25 per share)	-	-	10,779	11	269,426	-	269,437
Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450

Common stock issued on property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the year	-	-	-	-	-	(483,077)	(483,077)
BALANCE, APRIL 30, 2009	-	-	21,160,779	21,161	707,677	(903,991)	(175,153)

In-kind contribution of expenses	-	-	-	-	2,064	-	2,064
Debt settlement	-	-	12,000,000	12,000	48,000	-	60,000
Net loss for the period	-	-	-	-	-	(106,717)	(106,717)

BALANCE, JULY 31, 2009	-	$-	33,160,779	$33,161	$757,741	$(1,010,708)	$(219,806)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)

	For the Three Months Ended July 31, 2009	For the Three Months Ended July 31, 2008	For the Period From July 11, 2005 (Inception) to July 31, 2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(106,717)	$(46,168)	$(1,010,012)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	-	5,000
In-kind contribution of expenses	2,064	48,806	64,489
In-kind contribution of shares	-	-	30,003
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid		4,489	2225
Accounts receivable		-	-
Accounts payable and accrued expenses	94,174	(20,709)	491,440
Due to related parties	10,454	1,051	25,158
Net Cash Used In Operating Activities	(25)	(12,531)	(290,720)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares		-	330,436
Notes payable – related parties		-	10,338
Net Cash Provided By Financing Activities		-	340,774

NET INCREASE (DECREASE) IN CASH	(25)	(12,531)	54

CASH AT BEGINNING OF PERIOD	79	13,329	-

CASH AT END OF PERIOD	$54	$798	$54

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2009

NOTE 1 NATURE OF OPERATIONS

These consolidated financial statements inclusive of the accounts of the Nilam Resources Inc. and its Peruvian subsidiary Nilam Resources Peru SAC. Nilam Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with the objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.   On November 23, 2007, the Company incorporated Nilam Resources Peru SAC, in Peru, as a wholly-owned subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  Nilam Resources Peru SAC. holds the Company’s rights in respect of the Llippa and Linderos properties.  The continuation of the Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties.  The continued operations of the Company and the recoverability of the carrying value of its assets is ultimately dependent upon the ability of the Company to achieve profitable operations.

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

(K) Concentration of Credit Risk

Cash includes deposits at a Canadian financial institution in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $54 is uninsured. The Company has placed its cash in a high credit quality financial institution.

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

(M) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at July 31, 2009, no element of comprehensive income or loss was noted.

NOTE 3 MINERAL PROPERTIES

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

El Baron Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, acquired the El Baron (a.k.a “El Varon”) mineral claim from a director of the Company, who transferred the claim to the Company for no consideration.  El Varon project consists of the Tati and San Marino No.2 mining concessions, Peru.  The value of $5,000 was assigned to the property based on actual staking costs incurred by the director (Note 5). During the year ending April 30, 2008, the company was unable to allocate any economic values beyond the proven and probable reserves. In addition, the Company has no intention of pursuing the development of these properties.  Therefore, the property is considered to be impaired and accordingly, has been written off.

Linderos property

On February 10, 2009, the Company, through its wholly owed Peruvian subsidiary, acquired the right, title and interest in and to Linderos mining concessions, Peru. In consideration for the property, the Company issued 20,000,000 of it common shares (Note 5). The property is a subject to a 1% net smelter royalty.

NOTE 4 NOTES PAYABLE – RELATED PARTY

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand.

On November 6, 2007, a shareholder loaned the Company $338 to establish a bank account in Peru. There are no terms of repayment and the amount is non-interest bearing.

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a related party for their interest in the Llippa property.  The value of the transfer occurred at fair value. This promissory note is unsecured, bears no interest and is due on demand. On June 10, 2009, this promissory note was settled with common shares of the Company (Note 5).

NOTE 5 STOCKHOLDERS’ EQUITY

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

On June 10, 2009, the Company converted $60,000 of its debt into 12,000,000 common shares at a price of $0.005 per share (Note 4 and 6).

During the three months ended July 31, 2009, the Company calculated imputed interest of $564 and fair value of a Director’s fee of $1,500, which are all reflected as an in-kind contribution of expenses.

Share Purchase Warrants
	Number	Weighted Average
	of Warrants	Exercise Price
Balance, April 30, 2008, April 30, 2009, and July 31, 2009	10,777	$30

As at July 31, 2009, the Company has the following warrants outstanding:

Shares	Exercise Price	Expiry Date
6,810	$30	December 3, 2009
3,969	$30	January 16, 2010
10,777

NOTE 6 RELATED PARTY TRANSACTIONS

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand (Note 4).

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a related party (Note 4). This promissory note is unsecured, bears no interest and is due on demand. On June 10, 2009, this note was settled with common shares of the Company (Note 5).

On December 2007 and January 2008, a total of 4,697 units (Note 5) were sold to the Directors of the Company in connection with the private placement.  The benefit of $100,997 was assigned to those units, computed by taking the difference between the market price per unit and the selling price per unit and multiplying it by number of shares issued to Directors.

During the fiscal 2008, the officer loaned the Company $338. This loan is unsecured, bears no interest and is due on demand (Note 4).

During the three months ended July 31, 2009, the Company calculated imputed interest of $564 on the related parties’ notes.

During the three months ended July 31, 2009, the officer of the Company incurred $10,454 for the expenses paid on behalf of the Company of which $10,000 was settled with the common shares of the Company (Note 5). As of July 31, 2009, $12,667 was owed to this officer.

As of July 31, 2009, $2,491 was owed to the former officer of the Company for the expenses paid on behalf of the Company in fiscal 2009.

During the three months ended July 31, 2009, the Company accrued $30,000 of management fees to the officers of the Company. As of July 31, 2009, $120,000 was owed to these officers included in accounts payable.

NOTE 7 COMPARATIVE FIGURES

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

Going Concern

As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and an accumulated deficit from inception of $ 1,011,623 and negative cash flows from operations of $290,720 from inception.  Further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4.  CONTROLS AND PROCEDURES OVER FINANCIAL REPORTING

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our president and sole director, who are also the principal financial officers of the Company, have further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of July 31, 2009.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2009 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of July 31, 2009.  The material weakness which has been disclosed to, and reviewed with, our independent auditor.

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

Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake.  The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.  This quarterly report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this quarterly report.

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended July 31, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

The Company is not a party to any pending proceeding.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

None.

Item 6. EXHIBITS

31.1	Certification of Mr. Len De Melt, Chief Executive Officer and Acting Chief Financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Nilam Resources, Inc.

Dated: September 15, 2009
/s/ Len De Melt
Len De Melt
Director and Chief Executive Officer