Form 10-Q
period 2009-10-31
Nilam Resources Inc.
filed 2009-12-21
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2009

☐ Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________to _____________

Commission File Number 333-135980

NILAM RESOURCES INC.
(Exact name of small Business Issuer as specified in its charter)

Nevada	98-0487414
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

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

PART I - FINANCIAL INFORMATION

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

Nilam Resources
(A Development Stage Company)
Unaudited
(Express in U.S. Dollars)

October 31, 2009

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2009

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	1	INTERIM CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2009 AND APRIL 30, 2009.

PAGE	2	INTERIM CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2009.

PAGE	3	INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2009.

PAGE	4	INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2009 AND 2008, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2009.

PAGES	5 – 12	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

i

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET

(Unaudited)

(STATED IN U.S. DOLLARS)

	October 31, 2009	April 30, 2009 (Audited)
ASSETS

CURRENT ASSETS
Cash	$30	$79
	30	79

Mineral properties (Note 3)	300,000	300,000
TOTAL ASSETS	$300,030	$300,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$576,698	$400,189
Convertible debenture (Note 7)	10,187	-
Due to related parties (Note 6)	15,158	14,705
Notes payable – related parties (Note 4)	10,338	60,338

TOTAL LIABILITIES	612,381	475,232

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 33,160,779 shares and 21,160,779 shares issued and outstanding, respectively (Note 5)	33,161	21,161

Additional paid in capital (Note 5)	759,805	707,677

Accumulated deficit during exploration stage	(1,105,317)	(903,991)
Total stockholders’ deficit	(312,351)	(175,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300,030	$300,079

Nature of Operations (Note 1)

Approved on Behalf of the Board:

/s/ Len De Melt, Director

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

 (STATED IN U.S. DOLLARS)

	For the Three Months Ended October 31, 2009	For the Three Months Ended October 31, 2008	For the Six Months Ended October 31, 2009	For the Six Months Ended October 31, 2008	For the Period From July 11, 2005 (Inception) to October 31, 2009
OPERATING EXPENSES
Accounting and auditing fees	$1,600	$14,822	$4,300	$27,264	$97,005
Consulting fees	30,000	-	60,000	-	239,000
Exploration costs and expenses	-	-	10,453	3,397	59,555
General and administrative	2,088	2,728	4,177	5,890	36,753
Insurance	-	6,750	-	13,500	27,000
Investor relation	-	15,758	-	16,341	55,393
Listing and filing fees	935	2,463	1,010	3,338	12,638
Legal fees	800	30,722	2,200	47,853	109,658
Management fees	60,000	75,000	120,000	75,000	330,000
Stock-based compensation (Note 6)	-	-	-	1,828	100,977
Travel	-	-	-	-	10,437
Wages	-	-	-	-	20,630
Impairment of mineral property	-	-		-	8,000
Total Operating Expenses	95,423	148,243	202,140	194,411	1,107,046
LOSS FROM OPERATIONS	(95,423)	(148,243)	(202,140)	(194,411)	(1,107,046)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	814		814	-	1,722
Interest income	-		-	-	7

Total Other (Expense)/Income	814		814	-	1,729

NET LOSS AND COMPREHENSIVE LOSS	$(94,609)	$(148,243)	$(201,326)	$(194,411)	$(1,105,317)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.13)	$(0.01)	$(0.17)	$(0.25)

Weighted average number of shares outstanding during the period – basic and diluted	33,160,779	1,160,779	30,486,866	1,160,779	4,473,211

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2009
(STATED IN U.S. DOLLARS)

	Preferred Stock		Common Stock		Additional Paid-In Capital	Accumulated Deficit During Exploration Stage	Total
	Shares	Amount	Shares	Amount	(As restated- Note 2)	(As restated- Note 2)	(As restated- Note 2)
Common stock issued to founders for cash ($0.01 per share)	-	$-	600,000	$600	$5,400	$-	$6,000
Common stock issued for cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000
Net loss for the period from October 11, 2005 (inception) to April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock-base compensation	-	-	-	-	100,977	-	100,977
Common stock issued for cash ($25 per share)	-	-	10,779	11	269,426	-	269,437
Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450

Common stock issued on property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the year	-	-	-	-	-	(483,077)	(483,077)
BALANCE, APRIL 30, 2009	-	-	21,160,779	21,161	707,677	(903,991)	(175,153)

In-kind contribution of expenses	-	-	-	-	4,128	-	4,128
Debt settlement	-	-	12,000,000	12,000	48,000	-	60,000
Net loss for the period	-	-	-	-	-	(201,326)	(201,326)

BALANCE, OCTOBER 31, 2009	-	$-	33,160,779	$33,161	$759,805	$(1,105,317)	$(312,351)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(STATED IN U.S. DOLLARS)

	For the Six Months Ended October 31, 2009	For the Six Months Ended October 31, 2008	For the Period From July 11, 2005 (Inception) to October 31, 2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(201,326)	$(194,411)	$(1,105,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain	(813)		(813)
Impairment of mineral properties	-	-	5,000
In-kind contribution of expenses	4,128	51,469	66,553
In-kind contribution of shares	-	-	30,000
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	-	16,157	-
Accounts receivable	-	-	-
Accounts payable and accrued expenses	176,509	25,711	576,699
Due to related parties	10,453	76,051	25,157
Net Cash Used In Operating Activities	(11,049)	(25,023)	(301,744)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	-	330,436
Notes payable – related parties	-	11,779	10,338
Proceeds from convertible debenture	11,000	-	11,000
Net Cash Provided By Financing Activities	11,000	11,779	351,774

NET INCREASE (DECREASE) IN CASH	(49)	(13,244)	30

CASH AT BEGINNING OF PERIOD	79	13,329	-

CASH AT END OF PERIOD	$30	$85	$30

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

AS OF OCTOBER 31, 2009

NOTE 1.  NATURE OF OPERATIONS

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

NOTE 2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s April 30, 2009 Annual Report on Form 10-K. This quarterly report should be read in conjunction with the annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at October 31, 2009, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended October 31, 2009 and 2008. The results of operations for the three and six months ended October 31, 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(J) Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). FAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. SFAS 162 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. SFAS 162 did not have a material impact on our financial statements.

(K) Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, “Accounting and Reporting by Insurance Enterprises.” This results in inconsistencies in the recognition and measurement of claim liabilities. This statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the statement will improve the quality of information provided to users of financial statements. SFAS No. 163 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The company adopted SFAS No. 163 and it did not have a material impact on the Company’s financial position.

(L) Subsequent Events

In May 2009, the FASB issued SFAS No. 165, "Subsequent Events," which establishes general standards for accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. SFAS 165 is effective with interim and annual financial periods ending after June 15, 2009. The Company adopted SFAS 141R on August 1, 2009. This standard did not have a material impact on the Company’s financial statements.

(M) Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The company does not expect a material impact on the financial statements.

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of FSP 14-1 are not addressed by the existing APB 14. FSP 14-1 would require that the liability and equity components of convertible debt instruments within the scope of FSP 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning July 1, 2009 and will be applied retrospectively to all periods presented. The Company does not expect to have a material impact on the financial statements.

In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS No. 167”).  SFAS No. 167 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity.  SFAS No. 167 becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect SFAS No. 167 to have a material impact on its financial statements.

In July 2009, the FASB issued SFAS No. 168, "FASB Accounting Standards Codification" ("SFAS 168"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of SFAS 168 but does not expect the adoption of SFAS 168 to impact the Company's results of operations, financial position or cash flows.

(N) Concentration of Credit Risk

Cash includes deposits at a Canadian financial institution in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $30 is uninsured. The Company has placed its cash in a high credit quality financial institution.

(O) Fair Value of Financial Instruments

SFAS No. 157 “Fair Value Measurements” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. SFAS No. 157 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. SFAS No. 157 prioritizes the inputs into three levels that may be used to measure fair value:

Level 1
Level 1 applies to assets or liabilities for which there are quoted prices in active markets for identical assets or liabilities.

Level 2
Level 2 applies to assets or liabilities for which there are inputs other than quoted prices that are observable for the asset or liability such as quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in markets with insufficient volume or infrequent transactions (less active markets); or model-derived valuations in which significant inputs are observable or can be derived principally from, or corroborated by, observable market data.

Level 3
Level 3 applies to assets or liabilities for which there are unobservable inputs to the valuation methodology that are significant to the measurement of the fair value of the assets or liabilities.

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties, notes payable, and convertible debenture. Pursuant to SFAS No. 157, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(P) Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at October 31, 2009, no element of comprehensive income or loss was noted.

NOTE 3.  MINERAL PROPERTIES

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

NOTE 4.  NOTES PAYABLE – RELATED PARTY

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

NOTE 5.  STOCKHOLDERS’ DEFICIT

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

During the six months ended October 31, 2009, the Company calculated imputed interest of $1,128 and fair value of a Director’s fee of $3,000, which are all reflected as an in-kind contribution of expenses.

Share Purchase Warrants

	Number	Weighted Average
	of Warrants	Exercise Price
Balance, April 30, 2008, April 30, 2009, and October 31, 2009	10,777	$30

As at October 31, 2009, the Company has the following warrants outstanding:

Shares	Exercise Price	Expiry Date
6,810	$30	December 3, 2009
3,969	$30	January 16, 2010
10,777

NOTE 6.  RELATED PARTY TRANSACTIONS

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

During the six months ended October 31, 2009, the Company calculated imputed interest of $1,128 on the related parties’ notes.

During the six months ended October 31, 2009, the officer of the Company incurred $10,453 for the expenses paid on behalf of the Company of which $10,000 was settled with the common shares of the Company (Note 5). As of October 31, 2009, $12,667 was owed to this officer.

As of October 31, 2009, $2,491 was owed to the former officer of the Company for the expenses paid on behalf of the Company in fiscal 2009.

During the six months ended October 31, 2009, the Company accrued $60,000 of management fees to the officer of the Company. As of October 31, 2009, $150,000 was owed to these officers included in accounts payable.

NOTE 7.  CONVERTIBLE DEBENTURES

On August 10, 2009, the Company issued a 5% convertible debenture with a principal amount of $10,187 which is due and payable on August 10, 2010. Interest is due at the maturity date payable at the option of the Company in cash or shares. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.05 per share, at the option of the holder.

NOTE 8.  COMPARATIVE FIGURES

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

Going Concern
As reflected in the accompanying financial statements, the Company is in the exploration stage with limited operations and an accumulated deficit from inception of $ 1,105,317 and negative cash flows from operations of $301,744 from inception.  Further losses are anticipated in the development of its business. This raises substantial doubt about its ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 3.  QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4.  Controls and Procedures Over Financial Reporting

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our president and sole director, who are also the principal financial officers of the Company, have further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of October 31, 2009.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2009 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of October 31, 2009.  The material weakness which has been disclosed to, and reviewed with, our independent auditor.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended October 31, 2009 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II - OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of October 31, 2009, the end of the quarterly period covered by this report, the Company was subject to one legal claim discussed below that has not been fully resolved and that has arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding and claim that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in this legal matter against the Plaintiff, the operating results of a particular reporting period would not be materially adversely affected.

Stephen A. Zrenda, JR., P.C. v. Nilam Resources, Inc.

Plaintiff filed an action on October, 16, 2009 in the DISTRICT COURT OF OKLAHOMA COUNTY STATE OF OKLAHOMA alleging there is an amount due of $24,803.50.  The Plaintiff seeks the amount due plus the cost of litigation.  The Company filed an answer denying the total amount due because the plaintiff did not provide a detailed invoice of the fees due.  In addition, the Company asserts the Plaintiff has overcharged the company by the amount due, and the Company had to hire another firm to resolve the discrepancies made by the Plaintiff.  At this time, both the Plaintiff and the Company are in talks to settle this case.  No court dates have been scheduled at this time.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10 2009, the Company issued a 5% convertible debenture with a principal amount of $10,187 that is due and payable on August 10, 2010.  The interest and principal is due at maturity at the option of the Company in either cash or shares.  The convertible debenture may be converted into the Company’s common stock at a price of $0.05 per share, at the option of the holder.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on this behalf by the undersigned, thereunto duty authorized.

Nilam Resources, Inc.

Dated December 21, 2009	By:	/s/ Len De Melt
Len De Melt
Director and Chief Executive Officer