Form 10-Q
period 2010-01-31
Nilam Resources Inc.
filed 2010-03-22
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2010

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

Nilam Resources
(A Development Stage Company)
Unaudited
(Express in U.S. Dollars)

January 31, 2010

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	3	INTERIM CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2010 AND APRIL 30, 2009.

PAGE	4	INTERIM CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2010.

PAGE	5	INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2010.

PAGE	6	INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2010.

PAGES	7 - 13	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited)
(STATED IN U.S. DOLLARS)

	January 31, 2010	April 30, 2009
		(Audited)
ASSETS

CURRENT ASSETS
Cash	$12	$79
	12	79

Mineral properties (Note 3)	300,000	300,000

TOTAL ASSETS	$300,012	$300,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$671,051	$400,189
Due to related parties (Note 6)	15,158	14,705
Convertible debenture (Note 7)	10,187	-
Notes payable – related parties (Note 4)	10,338	60,338

TOTAL LIABILITIES	706,734	475,232

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 33,160,779 shares and 21,160,779 shares issued and outstanding, respectively (Note 5)	33,161	21,161

Additional paid in capital (Note 5)	761,486	707,677

Accumulated deficit during exploration stage	(1,201,369)	(903,991)
Total stockholders’ deficit	(406,722)	(175,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$300,012	$300,079

Nature of Operations (Note 1)

Approved on Behalf of the Board:

 /s/ Len De Melt, Director

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(STATED IN U.S. DOLLARS)

	For the Three Months Ended January 31, 2010	For the Three Months Ended January 31, 2009	For the Nine Months Ended January 31, 2010	For the Nine Months Ended January 31, 2009	For the Period From July 11, 2005 (Inception) to January 31, 2010
OPERATING EXPENSES
Accounting and auditing fees	$2,550	$1,500	$6,850	$28,764	$99,555
Consulting fees	30,000	90,000	90,000	90,000	269,000
Exploration costs and expenses	-	-	10,453	3,397	59,555
General and administrative	2,154	2,212	6,331	8,102	38,907
Insurance	-	6,750	-	20,250	27,000
Investor relation	-	583	-	16,925	55,393
Listing and filing fees	400	200	1,410	3,538	13,038
Legal fees	948	-	3,148	47,853	110,606
Management fees	60,000	75,000	180,000	150,000	390,000
Stock-based compensation (Note 6)	-	-	-	-	100,977
Travel	-	-	-	1,828	10,437
Wages	-	-	-	-	20,630
Impairment of mineral property	-	-	-	-	8,000
Total Operating Expenses	96,052	176,245	298,192	370,657	1,203,098
LOSS FROM OPERATIONS	(96,052)	(176,245)	(298,192)	(370,657)	(1,203,098)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	814	-	1,722
Interest income	-	-	-	-	7

Total Other (Expense)/Income	-	-	-	-	1729

NET LOSS AND COMPREHENSIVE LOSS	$(96,052)	$(176,245)	$(297,378)	$(370,657)	$(1,201,369)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.15)	$(0.01)	$(0.32)	$(0.20)

Weighted average number of shares outstanding during the period – basic and diluted	33,160,779	1,160,779	31,378,169	1,160,779	6,059,302

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’DEFICIT
(Unaudited)
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2010
(STATED IN U.S. DOLLARS)

						Accumulated
	Preferred				Additional	Deficit During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.01 per share)	-	$-	600,000	$600	$5,400	$-	$6,000
Common stock issued for cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000
Net loss for the period from October 11, 2005 (inception) to April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock-base compensation	-	-	-	-	100,977	-	100,977
Common stock issued for cash ($25 per share)	-	-	10,779	11	269,426	-	269,437
Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450

Common stock issued on property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the year	-	-	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	-	-	21,160,779	21,161	707,677	(903,991)	(175,153)

In-kind contribution of expenses	-	-	-	-	5,809	-	5,809
Debt settlement	-	-	12,000,000	12,000	48,000	-	60,000
Net loss for the period	-	-	-	-	-	(297,378)	(297,378)

BALANCE, JANUARY 31, 2010	-	$-	33,160,779	$33,161	$761,486	$(1,201,369)	$(406,722)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(STATED IN U.S. DOLLARS)

	For the Nine Months Ended January 31, 2010	For the Nine Months Ended January 31, 2009	For the Period From July 11, 2005 (Inception) to January 31, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(297,378)	$(370,657)	$(1,201,369)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain	(814)	-	(814)
Impairment of mineral properties	-	-	5,000
In-kind contribution of expenses	5,809	53,676	68,234
In-kind contribution of shares	-	-	30,000
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	-	23,490	-
Accounts payable and accrued expenses	270,862	207,411	671,051
Due to related parties	10,454	61,051	25,159
Net Cash Used In Operating Activities	(11,067)	(25,029)	(301,762)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares			330,436
Notes payable – related parties		11,779	10,338
Proceeds from Convertible debenture	11,000	-	11,000
Net Cash Provided By Financing Activities	11,000	11,779	351,774

NET INCREASE (DECREASE) IN CASH	(67)	(13,250)	12

CASH AT BEGINNING OF PERIOD	79	13,329	-

CASH AT END OF PERIOD	$12	$79	$12

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
AS OF JANUARY 31, 2010

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at January 31, 2010, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended January 31, 2010 and 2009. The results of operations for the three and nine months ended January 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(E) Mineral Properties

The Company is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized when incurred. The Company assesses the carrying costs for impairment under Financial Accounting Standards Board Accounting Standards Codification (“FASB ASC”) 360-10, “Property Plant and Equipment”. The ASC requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with FASB ASC 360-10.

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260, “Earnings Per Share”. Basic loss per share includes no dilution and it’s computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company.  The common shares potentially issuable on conversion of outstanding warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

(G) Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes”.  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

(H) Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with FASB ASC 830-30, “Translation of Financial Statements”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year.  Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

In September 2009, the FASB issued ASC 820-10 Measuring Liabilities at Fair Values (“ASC 820-10”). ASC 820-10 provides additional guidance on how companies should measure liabilities at fair value. Specifically, the fair value of a liability is not adjusted to reflect the impact of contractual restrictions that prevent its transfer. The Company does not expect adoption of this standard to have a material impact on its consolidated financial position, results of operations, and cash flows.

(N) Concentration of Credit Risk

Cash includes deposits at a Canadian financial institution in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits and therefore the entire cash balance of $12 is uninsured. The Company has placed its cash in a high credit quality financial institution.

(O)Fair Value of Financial Instruments

FASB ASC 820, “Fair Value Measurements and Disclosures” requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. FASB ASC 820 establishes a fair value hierarchy based on the level of independent, objective evidence surrounding the inputs used to measure fair value. A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. FASB ASC 820 prioritizes the inputs into three levels that may be used to measure fair value:

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

The Company’s financial instruments consist principally of cash, accounts payable, amounts due to related parties, notes payable, and convertible debenture. Pursuant to FASB ASC 820, the fair value of the Company’s cash equivalents is determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(P) Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at January 31, 2010, no element of comprehensive income or loss was noted.

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

NOTE 5 STOCKHOLDERS’ DEFICIT

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

During the nine months ended January 31, 2010, the Company calculated imputed interest of $1,310 and fair value of a Director’s fee of $4,500, which are all reflected as an in-kind contribution of expenses.

Share Purchase Warrants

	Number	Weighted Average
	of Warrants	Exercise Price
Balance, April 30, 2008, April 30, 2009, and October 31, 2009	10,777	$30

As at January 31, 2010, all the warrants were expired.

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

During the nine months ended January 31, 2010, the Company calculated imputed interest of $1,310 on the related parties’ notes.

During the nine months ended January 31, 2010, the officer of the Company incurred $10,454 for the expenses paid on behalf of the Company of which $10,000 was settled with the common shares of the Company (Note 5). As of January 31, 2010, $12,667 was owed to this officer.

As of January 31, 2010, $2,491 was owed to the former officer of the Company for the expenses paid on behalf of the Company in fiscal 2009.

During the nine months ended January 31, 2010, the Company accrued $90,000 of management fees to the officer of the Company. As of January 31, 2010, $180,000 was owed to these officers included in accounts payable.

NOTE 7 CONVERTIBLE DEBENTURE

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

NOTE 8 SUBSEQUENT EVENTS

On February 4, 2010, the company made a in full settlement of the $120,000 owed to a related party by issuing 2,000,000 common shares in the capital stock of the company at a deemed price of $0.06 per share.

On February 4, 2010, the company made a in full settlement of the $120,000 owed to a creditor by issuing 2,000,000 common shares in the capital stock of the company at a deemed price of $0.06 per share.

NOTE 9 COMPARATIVE FIGURES

Certain of the comparative figures have been classified to conform to the presentation adopted in the current period.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies - Mineral Interest

Nilam Resources, Inc. is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”.  The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets”. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144.

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed.

Going Concern and Uncertainties

Nilam Resources, Inc. was incorporated under the laws of Nevada on July 11, 2005.  Our company is in the  exploration stage with limited operations.  As reflected in the accompanying financial statements, our Company has an accumulated deficit from inception of $ 1,203,098 and negative cash flows from operations of $301,762 from inception.  We have not generated any revenues from operations, and further losses are anticipated in the development of the business. This raises substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Management plans to seek additional capital funding to implement its business plan through private placement and public offerings of common shares in its capital stock.  Additionally, if necessary, the officers or directors may make loans to enable the Company to meet its minimum cash requirements.

Management believes that actions presently being taken to obtain additional funding and implement its strategic plans provide an opportunity for the Company to continue as a going concern.

Our principal office is located at 1480 Benevides Street, Sixth Floor “B,” Miraflores, Lima 18, Peru.  Our fiscal year ends April 30.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position.  The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Item 3.  QUALITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide information under this item.

Item 4.  CONTROLS and PROCEDURES OVER FINANCIAL REPORTING

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our president and sole director, who are also the principal financial officers of the Company, have further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of January 31, 2010.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2010 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of January 31, 2010.  The material weakness which has been disclosed to, and reviewed with, our independent auditor.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended January 31, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of January 31, 2010, the end of the quarterly period covered by this report, the Company was subject to one legal claim discussed below that has not been fully resolved and that has arisen in the ordinary course of business. In the opinion of management, the Company does not have a potential liability related to any current legal proceeding and claim that would individually or in the aggregate have a material adverse effect on its financial condition or operating results. However, the results of legal proceedings cannot be predicted with certainty. Should the Company fail to prevail in this legal matter against the Plaintiff, the operating results of a particular reporting period would not be materially adversely affected.

Stephen A. Zrenda, JR., P.C. v. Nilam Resources, Inc.

Stephen A. Zrenda, JR, P.C., the Plaintiff, filed an action on October, 16, 2009 in the DISTRICT COURT OF OKLAHOMA COUNTY STATE OF OKLAHOMA alleging there is an amount due of $24,803.50.  The Plaintiff seeks the amount due plus the cost of litigation.  The Company filed an answer denying the total amount due because the plaintiff did not provide a detailed invoice of the fees due.  In addition, the Company asserts the Plaintiff has overcharged the company by the amount due, and the Company had to hire another firm to resolve the discrepancies made by the Plaintiff.  Both the Plaintiff and the Company are in talks to settle this case.  The first court date is scheduled on February 3, 2010.

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

As of January 31, 2010, all warrants were expired.

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

Nilam Resources, Inc.

Dated March 22, 2010	By:	/s/ Len De Melt
Len De Melt
Director and Chief Executive Officer