Form 10-K
period 2010-04-30
Nilam Resources Inc.
filed 2010-07-29
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  ☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2010

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2009 to April 30, 2010

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 31, 2009 (computed by reference to the latest price at which the common equity was sold $0.11: $3,647,685.69

Number of common shares outstanding at 37,160,779 as of October 23, 2009.

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

No prior geological evaluations have been conducted on the El Baron claim.  The Company intends to soon begin prospecting, geological mapping, and collecting grab samples and hand trenching.  Prospecting is the process of evaluating the property by analyzing rocks on the property’s surface with a view to discovering indications of potential mineralization.  Geological mapping consists of gathering chip samples and grab samples from areas on the property with the most potential to host economically significant mineralization.  Grab samples are soil samples or pieces of rock that appear to contain precious metals such as gold, or industrial metals such as copper.  All samples gathered are sent to a laboratory where they are crushed and analyzed for metal content.  Trenching typically involves removing surface dirt and rock and gathering rock and soil samples from below the property’s surface in areas with the most potential to host economically significant mineralization.

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

The property is a subject to a 1% net smelter royalty. During the year ending April 30, 2010, the company was unable to allocate any economic values beyond the proven and probable reserves. In addition, the Company has no intention of pursuing the development of these properties. Therefore, the property is considered to be impaired and accordingly, has been written off.

Item 3.  Legal Proceedings

Stephen A. Zrenda, JR., P.C. v. Nilam Resources, Inc.

Stephen A. Zrenda, JR, P.C., the Plaintiff, filed an action against Nilam Resources, Inc. on October, 16, 2009 in the DISTRICT COURT OF OKLAHOMA COUNTY STATE OF OKLAHOMA alleging there is an amount due of $24,803.50.  The Plaintiff seeks the amount due plus the cost of litigation or approximately $40,000.00.  The Company filed an answer denying the total amount due because the plaintiff did not provide a detailed invoice of the fees due.  In addition, the Company asserts the Plaintiff overcharged the company by the amount due, and the Company had to hire another law firm to resolve the discrepancies made by the Plaintiff.

On February 2, 2010, both the Plaintiff and the Company settled the case, and the case was dismissed with prejudice on February 3, 2010.

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

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have not publicly announced repurchase plans or programs as of April 30, 2010.

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

Results of Operations

Lack of Revenues

We have not earned any revenues and have sustained operational losses since inception from July 11, 2005 to April 30, 2010.  We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we plan to undertake the exploration of our mineral properties.  We may not generate significant revenues even if our future exploration program indicates that mineral deposits may exist on our mineral claims.  We anticipate that we will incur substantial losses over the next year, and our ability to earn any revenues at this time continues to be uncertain.

Expenses

Our total expenses from operations since inception from July 11, 2005 to April 30, 2010 were $1,498,531.  The total expenses from operations increased by $110,548 to $593,625 for the year ended April, 2010 from $483,077 for the year ended April 30, 2009.  The increase in total operating expenses was mainly due to our increase in write down of mineral property acquisition costs of $200,000.

Net Loss

As of April 30, 2010, we had an accumulated loss of $753,625.  In the year ended April 30, 2010, our net loss increased $270,548 from $483,077 for the year ended April 30, 2009.  The increase in loss was due to lack of revenues and increase in write down of mineral property acquisition costs and loss on settlement of debt.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Our fiscal year end is April 30.  We will provide audited financial statements to our stockholders on an annual basis.  Our audited financial statements as of April 30, 2010 follow as pages 9 through 20.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2010

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	12	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2010 AND APRIL 30, 2009.

PAGE	13	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2010.

PAGE	14	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2010.

PAGE	15	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2010.

PAGES	16 - 26	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
NILAM RESOURCES INC.:

We have audited the consolidated balance sheets of Nilam Resources Inc. (the “Company”) as of April 30, 2010 and 2009 and the consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended.  The consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (PCAOB) in the United States of America.  Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion the consolidated financial statements present fairly, in all material respects, the financial position of the Company as at April 30, 2010 and 2009 and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

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

MEYERS NORRIS PENNY LLP

Vancouver, Canada
July 16, 2010

CHARTERED ACCOUNTANTS & BUSINESS ADVISORS 2300 – 1055 DUNSMUIR STREET VANCOUVER, BC V7X 1J1 PH. (604) 685-8408 FAX (604) 685-8594 www.mnp.ca

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	April 30, 2010	April 30, 2009
ASSETS

CURRENT ASSETS
Cash	$-	$79
	-	79

Mineral properties (Note 3)	100,000	300,000
TOTAL ASSETS	$100,000	$300,079

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$501,683	$400,189
Due to related parties (Note 6)	16,158	14,705
Convertible debentures (Note 7)	19,382	-
Notes payable – related parties (Note 4)	10,338	60,338

TOTAL LIABILITIES	547,561	475,232

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 37,160,779 shares and 21,160,779 shares issued and outstanding, respectively (Note 5)	37,161	2 1,161

Additional paid in capital (Note 5)	2,792,894	707,677

Accumulated deficit during exploration stage	(3,277,616)	(903,991)
Total stockholders’ deficit	(447,561)	(175,153)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100,000	$300,079

Nature of Operations (Note 1)

Subsequent Events (Note 9)

Contingencies (Note 12)

Approved on Behalf of the Board:

___________________________, Director

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
(STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2010	For the Year Ended April 30, 2009	For the Period From July 11, 2005 (Inception) to April 30, 2010
OPERATING EXPENSES
Accounting and auditing fees	$15,350	$41,564	$108,055
Consulting fees	240,000	120,000	419,000
Exploration costs and expenses	10,453	3,397	59,555
General and administrative	15,878	10,910	48,454
Insurance	-	22,500	27,000
Investor relation	-	16,925	55,393
Listing and filing fees	1,180	4,203	12,808
Legal fees	(9,236)	51,749	98,222
Management fees	120,000	210,000	330,000
Stock-based compensation	-	-	100,977
Travel	-	1,829	10,437
Wages	-	-	20,630
Impairment of mineral property	200,000	-	208,000
Total Operating Expenses	593,625	483,077	1,498,531
LOSS FROM OPERATIONS	(593,625)	(483,077)	(1,498,531)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908
Interest income	-	-	7
Loss on settlement of debt	(160,000)	-	(160,000)

Total Other (Expense)/Income	(160,000)	-	(159,085)

NET LOSS AND COMPREHENSIVE LOSS	$(753,625)	$(483,077)	$(1,657,616)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.32)	$(0.20)

Weighted average number of shares outstanding during the period – basic and diluted	32,744,341	1,489,547	8,457,897

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2010
(STATED IN U.S. DOLLARS)

						Accumulated
	Preferred				Additional	Deficit During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.01 per share)	-	$-	600,000	$600	$5,400	$-	$6,000
Common stock issued for cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000
Net loss for the period from July 11, 2005 (inception) to April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock-based compensation	-	-	-	-	100,977	-	100,977
Common stock issued for cash ($25 per share)	-	-	10,779	11	269,426	-	269,437
Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450

Common stock issued on property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$707,677	$(903,991)	$(175,153)

In-kind contribution of expenses	-	-	-	-	7,217	-	7,217
Debt settlement	-	-	16,000,000	16,000	284,000	-	300,000
Loss on debt settlement	-	-			1,780,000	(1,620,000)	160,000
Issuance of convertible debentures	-	-			14,000	-	14,000
Net loss for the period	-	-	-	-	-	(753,625)	(753,625)

BALANCE, APRIL 30, 2010	-	$-	37,160,779	$37,161	$2,792,894	$(3,277,616)	$(447,561)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2010	For the Year Ended April 30, 2009	For the Period From July 11, 2005 (Inception) to April 30, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(753,625)	$(483,077)	$(3,277,616)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties (Note 3)	200,000	-	205,000
In-kind contribution of expenses	7,217	56,474	1,689,552
In-kind contribution of shares	-	-	30,003
Accretion interest (Note 7)	8,000	-	8,000
Loss on debt settlement (Note 5)	160,000	-	160,000
Settlement of accounts payable (Note 12)	(14,803)	-	(14,803)
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	-	25,740	-
Accounts receivable	-	1,896	-
Accounts payable and accrued expenses	357,492	372,453	757,768
Due to related parties	11,453	13,264	26,158
Net Cash Used In Operating Activities	(24,266)	(13,250)	(314,961)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	-	330,436
Notes payable – related parties	-	-	10,338
Proceeds from Convertible debenture	24,187	-	24,187
Net Cash Provided By Financing Activities	24,187	-	364,961

NET DECREASE IN CASH	(79)	(13,250)	-

CASH AT BEGINNING OF PERIOD	79	13,329	-

CASH AT END OF PERIOD	$-	$79	$-

Supplemental disclosure of cash flow information (Note 11)
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to financial statements

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
AS OF APRIL 30, 2010

NOTE 1 NATURE OF OPERATIONS

These consolidated financial statements inclusive of the accounts of the Nilam Resources Inc. and its Peruvian subsidiary Nilam Resources Peru SAC. Nilam Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.   On November 23, 2007, the Company incorporated Nilam Resources Peru SAC, in Peru, as a wholly-owned subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  Nilam Resources Peru SAC. holds the Company’s rights in respect of the Llippa property.  The continuation of the Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties.  The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations.

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

(C) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the year reported.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving common stock, valuation of deferred taxes, valuation and impairment losses on mineral property acquisitions and valuation of convertible debentures.

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260, “Earnings Per Share.” Basic loss per share includes no dilution and it`s computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company.  The common shares potentially issuable on conversion of outstanding warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

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

(I) Business Segments

The Company operates in one industry segment within two geographical areas, Canada and Peru. The mineral property is held solely in the Peru segment.

(J) Hierarchy of Generally Accepted Accounting Principles

In May 2008, the FASB issued ASC 105, The Hierarchy of Generally Accepted Accounting Principles (“ASC 105”). ASC 105 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP. ASC 105 directs the GAAP hierarchy to the entity, not the independent auditors, as the entity is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP. ASC 105 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to remove the GAAP hierarchy from the auditing standards. ASC 105 did not have a material impact on our financial statements.

(K) Accounting for Financial Guarantee Insurance Contracts

In May 2008, the FASB issued ASC 460, "Accounting for Financial Guarantee Insurance Contracts - an interpretation of FASB Statement No. 60." (“ASC 460”)  requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation.  This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities.  Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises.  This Statement requires expanded disclosures about financial guarantee insurance contracts.  The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements.  ASC 460 will be effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company adopted ASC 460 on May 1, 2009.  Adoption of this standard did not have a material impact on the Company’s financial position, results of operations or cash flows.

(L) Subsequent Events

In May 2009, the FASB issued ASC 855, "Subsequent Events," which establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before the financial statements are issued or are available to be issued. The pronouncement requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, whether that date represents the date the financial statements were issued or were available to be issued. ASC 855 is effective with interim and annual financial periods ending after June 15, 2009.  The Company adopted ASC 855 on August 1, 2009. This standard did not have a material impact on the Company’s financial statements.

(M) Recent Accounting Pronouncements

In December 2007, the FASB issued FASB ASC 805 (revised 2007), “Business Combinations” (“ASC 805”).  ASC 805 significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC 805 is effective for fiscal periods beginning after December 15, 2008. The Company has adopted ASC 805 on May 1, 2009. This standard will change the accounting treatment for business combinations on a prospective basis.

In December 2007, the FASB issued ASC 810, “No controlling Interests in Consolidated  Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“ASC 810”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.  The Statement also establishes reporting requirements that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  ASC 810 is effective for fiscal periods beginning after December 15, 2008.  The Company has adopted ASC 810 on May 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In March 2008, the FASB issued ASC 815, “Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company has adopted ASC 815 on May 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

In June 2009, the FASB issued ASC 860, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“ASC 860”).  ASC 860 is intended to establish standards of financial reporting for the transfer of assets to improve the relevance, representational faithfulness, and comparability of financial information.  ASC 860 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009.  The Company will adopt ASC 860 on May 1, 2010.  The Company has determined that adoption of ASC 860 will have no impact on its consolidated financial statements.

In June 2009, the FASB issued ASC 810, “Amendments to FASB Interpretation No. 46(R)” (“ASC 810”). ASC 810 eliminates the exception to consolidate a qualifying special-purpose entity, changes the approach to determining the primary beneficiary of a variable interest entity, and requires companies to more frequently re-assess whether they must consolidate variable interest entities.  Under the new guidance, the primary beneficiary of a variable interest entity is identified qualitatively as the enterprise that has both (a) the power to direct the activities of a variable interest entity that most significantly impact the entity’s economic performance, and (b) the obligation to absorb losses of the entity that could potentially be significant to the variable interest entity or the right to receive benefits from the entity that could potentially be significant to the variable interest entity. ASC 810 becomes effective for the Company’s fiscal 2011 year-end and interim reporting periods thereafter.  The Company does not expect ASC 810  to have a material impact on its financial statements.

In July 2009, the FASB issued ASC 105-20-05, "FASB Accounting Standards Codification" ("ASC 105-10-05"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). The Codification is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in ASC 105- 10-05. All other accounting literature not included in the Codification is non-authoritative. Management is currently evaluating the impact of the adoption of ASC 105-10-05 but does not expect the adoption of ASC 105-10-05 to impact the Company's results of operations, financial position, or cash flows.

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

(N) Concentration of Credit Risk

Cash includes deposits at a Canadian financial institution in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits. The Company has placed its cash in a high credit quality financial institution.

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

(P) Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at April 30, 2010, no element of comprehensive income or loss was noted.

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

Linderos property

On February 10, 2009, the Company, through its wholly owed Peruvian subsidiary, acquired the right, title and interest in and to Linderos mining concessions, Peru. In consideration for the property, the Company issued 20,000,000 of it common shares (Note 6). The property is a subject to a 1% net smelter royalty. During the year ending April 30, 2010, the company was unable to allocate any economic values beyond the proven and probable reserves. In addition, the Company has no intention of pursuing the development of these properties. Therefore, the property is considered to be impaired and accordingly, has been written off.

NOTE 4 NOTES PAYABLE – RELATED PARTY

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand.

On November 6, 2007, a shareholder loaned the Company $338 to establish a bank account in Peru. There are no terms of repayment and the amount is non-interest bearing.

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a related party for their interest in the Llippa property.  The value of the transfer occurred at fair value. This promissory note is unsecured, bears no interest and is due on demand. On June 10, 2009, this promissory note was settled with 12,000,000 common shares of the Company (Notes 5 and 6).

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

On June 10, 2009, the Company converted $60,000 of its debt into 12,000,000 common shares (Notes 4 and 6).

On February 4, 2010, the company converted $240,000 of its debt into 4,000,000 common shares.  The common shares issued on settlement of the notes were assigned a value of $400,000, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors.  As a result of this settlement the Company recorded a loss of $160,000.

During fiscal 2010, the Company calculated imputed interest of $1,217 and fair value of a Director’s fee of $6,000, which are all reflected as an in-kind contribution of expenses.

Share Purchase Warrants
	Number	Weighted Average
	of Warrants	Exercise Price
Balance, April 30, 2008, April 30, 2009	10,777	$30

During fiscal 2010, all the warrants were expired.

NOTE 6 RELATED PARTY TRANSACTIONS

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a director of the Company.  This promissory note is unsecured, bears no interest and is due on demand (Note 5).

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a director of the Company.  This promissory note is unsecured, bears no interest and is due on demand (Note 5).

During the year ended April 30, 2010, Company settled the promissory notes of $10,000 and $50,000 as noted above through the issuance of 12,000,000 shares of common stock (Note 5).  The common shares issued on settlement of the notes were assigned a value of $1,680,000, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors.  As this transaction was with a related party, the loss on the extinguishment of debt of $1,620,000 has been recorded as a capital transaction.

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

During fiscal 2009, the Company calculated imputed interest of $4,224 on the related parties’ notes.

During fiscal 2009, the officers of the Company incurred $14,705 for the expenses paid on behalf of the Company.

During fiscal 2009, the Company accrued $90,000 of management fees to the officers of the Company.

During the year ended April 30, 2010, the Company calculated imputed interest of $1,217 on the related parties’ notes.

During the year ended April 30, 2010, the officers of the Company incurred $10,454 for the expenses paid on behalf of the Company. As of April 30, 2010, $13,667 was owed to these officers.

During the year ended April 30, 2010, the Company accrued $120,000 of management fees to the officers of the Company. As of April 30, 2010, $210,000 was owed to these officers included in accounts payable.

NOTE 7 CONVERTIBLE DEBENTURES

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

On February 3, 2010, the Company issued a 10% convertible debenture with a principal amount of $10,000 which is due and payable on August 1, 2010. The principal and accrued interest on the debenture may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a price that with 50% discount to the market on the day of conversion called by the holder. The debt carries a beneficial conversion feature which resulted in a debt discount of $10,000 which was recorded against the convertible debenture and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $4,000 for the year ended April 30, 2010.

During fiscal 2010, the Company issued a 5% convertible debenture with a principal amount of $4,000 which is due on January 1, 2010.  The Company has defaulted on the convertible debenture therefore it is due and payable on demand from the creditor. The debt carries a beneficial conversion feature which resulted in a debt discount of $4,000 which was recorded against the convertible debenture and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $4,000 for the year ended April 30, 2010.

NOTE 8 DEFERRED INCOME TAXES

A reconciliation of income taxes at statutory rates with the reported taxes is as follows:

	2010	2009

Loss before income taxes	$(753,625)	$(483,077)
Statutory tax rate	15.00%	15.00%

Expected income tax recovery	$(113,044)	$(72,462)
Effect of higher tax rate in subsidiary	(1,278)	(1,371)
Expenses not deductible for tax purposes	1,083	-
Change in valuation allowance	113,240	73,833
Total income taxes (recovery)	$-	$-

The significant components of the Company’s income tax assets and liabilities are as follows:

	2010	2009

Deferred income tax assets
Non-capital losses	$241,452	$130,762
Mine exploration costs	11,032	9,682
Other	1,200	-
	253,684	140,444
deferred income tax asset – prior year	(140,444)	(66,611)
Valuation allowance	(113,240)	(73,833)
	$-	$-

Deferred income tax assets are not recorded due to the uncertainty of their recovery.  As at April 30, 2010 the Company had 1,450,969 (2009 - $805,411) in non-capital taxable losses for United States income tax purposes, subject to final determination by taxation authorities and expiring as follows:

2030	728,476
2029	480,007
2028	165,899
2027	76,587

NOTE 9 SUBSEQUENT EVENTS

There were no subsequent events as at the report date.

NOTE 10 COMPARATIVE FIGURES

Certain of the comparative figures have been classified to conform to the presentation adopted in the current period.

NOTE 11 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the year ended April 30, 2010, the Company settled disputed accounts payable of $24,803 for $10,000 (Note 12).

During the year ended April 30, 2010, the Company settled accounts payable of $240,000 through the issuance of 4,000,000 shares of common stock (Note 5).

During the year ended April 30, 2010, the Company recorded accretion interest on beneficial conversion features related to convertible debt of $8,000 (Note 7).

During the year ended April 30, 2010, the Company settled an amount of $10,000 (included in accounts payable) and an amount of $50,000 (included in notes payable) through the issuance of 12,000,000 common shares (Notes 5 and 6).

NOTE 12 CONTINGENCIES

On October 31, 2009, a creditor of the Company filed a claim for payment of outstanding accounts payable of $24,803 in the district court of Oklahoma County, state of Oklahoma. On February 3, 2010, the Company settled the claim for $10,000.

NOTE 13 SEGMENTED INFORMATION
The Company operates in one segment, which is the exploration and development of mineral properties.  The Company has compiled segmented information based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the year ended April 30, 2010 by geographical segment:

	United States / Canada	Peru	Total
Accounting and auditing fees	$15,350	$-	$15,350
Consulting fees	240,000	-	240,000
Exploration costs and expenses	-	10,453	10,453
General and administrative	15,878	-	15,878
Insurance	-	-	-
Investor relations	-	-	-
Listing and filing fees	1,180	-	1,180
Management fees	120,000	-	120,000
Travel	-	-	-
Wages	-	-	-
Impairment of mineral property	-	200,000	200,000
Loss on settlement of debt	160,000	-	160,000

Net loss and comprehensive loss	$383,172	$210,453	$593,625

Loss for the year ended April 30, 2009 by geographical segment:

	United States / Canada	Peru	Total
Accounting and auditing fees	$41,564	$-	$41,564
Consulting fees	120,000	-	120,000
Exploration costs and expenses	-	3,397	3,397
General and administrative	10,910	-	10,910
Insurance	22,500	-	22,500
Investor relations	16,925	-	16,925
Listing and filing fees	4,203	-	4,203
Management fees	120,000	-	120,000
Travel	1,829	-	1,829
Wages	-	-	-
Impairment of mineral property	-	-	-
Loss on settlement of debt	-	-	-

Net loss and comprehensive loss	$479,680	$3,397	$483,077

Assets by geographical segment:

	United States / Canada	Peru	Total
April 30, 2010
Mineral properties	$ Nil	$100,000	$100,000

April 30, 2009
Mineral properties	$ Nil	$300,000	$300,000

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in or disagreements with our accountants.  Our audited financial statements for the period ended April 30, 2010 have been included in this form 10-K in reliance upon Meyers Norris Penny LLP, Chartered Accountants, as experts in accounting and auditing.

Item 9A.  Controls and Procedures

Not Applicable.

Item 9A(T).  Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer/President is also as the chief financial officer/principal accounting officer (the “Certifying Officer”) of the Company, and this officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.  Our management has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting, and as a result, our disclosure controls and procedures were not effective as of April 30, 2010.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2010 based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventative controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements.  In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.

Based upon this assessment, we have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting procedures was not effective as of April 30, 2010.  The material weakness which has been disclosed to and reviewed with, our independent auditor, is as follows:

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

Changes in internal control over financial reporting

There have been no changes during the quarter that ended April 30, 2010 in the Company’s internal controls over financial reporting hat have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Our current director and officer is:

Mr. Len DeMelt is serving the Company as the Chairman of the Board of Directors, President, Treasurer and Secretary.  He has held management positions with numerous mining companies internationally and was instrumental in starting and building six mines, including Gulf Oil's Rabbit Lake mine (uranium), Syncrude mine (oil sands), Denison Mines' Quintette (coal), Homestake's Golden Bear mine (gold), BHP's Ekati mine (diamonds) and Goldust's Croiner mine (gold).  He has served as a director of the mining companies Norsemont Resources Inc. and Vena Resources Inc.  Mr. DeMelt is an engineering technologist and a graduate of the Haileybury School of Mines. He also holds a Bachelor of Arts degree in business and economics and a diploma of mechanical studies from the British Columbia Institute of Technology.  Mr. DeMelt is fluent in English and Spanish.  He lives in Lima, Peru.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Section 16(a) of the Exchange Act, all executive officers, directors, and each person who is the beneficial owner of more than 10% of the common stock of a company that files reports pursuant to Section 12 of the Exchange Act of 1934, are required to report the ownership of such common stock, options, and stock appreciation rights (other than certain cash only rights) and any changes in that ownership with the Securities and Exchange Commission.  The Company has not registered as a public company under Section 12 of the Securities Exchange Act of 1934, and therefore no reports have been filed under Section 16(a) there under.

Item 11.  Executive Compensation

The Company pays Len DeMelt a salary of $10,000 per month.  At this time, no bonus, stock awards and option awards have been paid to Len DeMelt for the period ended April 30, 2010.

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All Other Compensation $	Total $

Len De Melt	2009	120,000	0	0	0	0	0	0	120,000

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

Item 14. Principal Accountant Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, Meyers Norris Penny LLP, Chartered Accountants, for the audit of our annual financial statements for the years ended April 30, 2010.  For the year ended April 30, 2009, the table represent fees for the professional services and fees billed for other services rendered by are former auditors, Cinnamon Jang Willoughby & Company, Chartered Accountants which was acquired by Meyers Norris Penny LLP,.  For the year ended April 30, 2008, the table represents fees for the professional services and fees billed by both Cinnamon Jang Willoughby & Company, Chartered Accountants and Webb & Company, P.A., Certified Public Accountants.

Description of Service	Fees (May 1, 2009 to April 30, 2010) ($)	Fees (July 11, 2005 (Inception) to April 30, 2010) ($)
Audit fees	41,564	51,141
Audit-related fees	-	-
Tax fees	-	-l
All other fees	-l	-
Total	41,564	51,141

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits

Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Nilam Resources, Inc.

Date: July 29, 2010	By: /s/ Len De Melt
Len De Melt
President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Len De Melt Len De Melt	President, Chief Executive Officer, Chief Financial Officer, Acting Principal Accounting Officer, Secretary, Treasurer and Director	July 29, 2010