Form 10-Q
period 2010-07-31
Nilam Resources Inc.
filed 2010-09-20
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2010

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

The accompanying Condensed Consolidated Financial Statements of Nilam Resources, Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 2010. Significant accounting policies disclosed therein have not changed except as noted below.

Nilam Resources
(A Development Stage Company)
Unaudited
(Express in U.S. Dollars)

July 31, 2010

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2010

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	5	INTERIM CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2010 AND APRIL 31, 2010.

PAGE	6	INTERIM CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2010.

PAGE	7	INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2010.

PAGE	8	INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2010.

PAGES	9 - 16	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited)
(STATED IN U.S. DOLLARS)

	July 31, 2010	April 30, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash	$56	$-
	56	-
Mineral property (Note 3)	100,000	100,000
TOTAL ASSETS	$100,056	$100,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$533,737	$501,683
Due to related parties (Note 6)	16,158	16,158
Convertible debentures (Note 7)	26,583	19,382
Notes payable – related parties (Note 4)	10,338	10,338

TOTAL LIABILITIES	586,816	547,561

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 37,160,779 shares and 37,160,779 shares issued and outstanding, respectively (Note 5)	37,161	37,161

Additional paid in capital (Note 5)	2,795,765	2,792,894

Accumulated deficit during exploration stage	(3,319,686)	(3,277,616)
Total stockholders’ deficit	(486,760)	(447,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100,056	$100,000

Nature of Operations (Note 1)

Subsequent Events (Note 8)

Approved on Behalf of the Board:

/s/ Shahin Tabatabaei , Director

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (STATED IN U.S. DOLLARS)

	For the Three Months Ended July 31, 2010	For the Three Months Ended July 31, 2009	For the Period From July 11, 2005 (Inception) to July 31, 2010
OPERATING EXPENSES
Accounting and auditing fees	$2,950	$2,700	$111,005
Consulting fees	30,000	30,000	449,000
Exploration costs and expenses	-	10,453	59,555
General and administrative	8,320	2,089	56,774
Insurance	-	-	27,000
Investor relation	-	-	55,393
Listing and filing fees	-	75	12,808
Legal fees	800	1,400	99,022
Management fees	-	60,000	330,000
Stock-based compensation (Note 5)	-	-	100,977
Travel	-	-	10,437
Wages	-	-	20,630
Impairment of mineral property	-	-	208,000
Total Operating Expenses	42,070	106,717	1,540,601
LOSS FROM OPERATIONS	(42,070)	(106,717)	(1,540,601)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908
Interest income	-	-	7
Loss on settlement of debt	-	-	(160,000)

Total Other Expense	-	-	(159,085)

NET LOSS AND COMPREHENSIVE LOSS	$(42,070)	$(106,717)	$(1,699,686)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.19)

Weighted average number of shares outstanding during the period – basic and diluted	37,160,779	27,812,953	9,101,778

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2010
(STATED IN U.S. DOLLARS)

						Accumulated
	Preferred				Additional	Deficit During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to founders for cash ($0.01 per share)	-	$-	600,000	$600	$5,400	$-	$6,000
Common stock issued for cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000
Net loss for the period from July 11, 2005 (inception) to April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807

In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock-base compensation	-	-	-	-	100,977	-	100,977
Common stock issued for cash ($25 per share)
Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450

Common stock issued on property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$707,677	$(903,991)	$(175,153)

In-kind contribution of expenses	-	-	-	-	7,217	-	7,217
Debt settlement	-	-	16,000,000	16,000	284,000	-	300,000
Loss on debt settlement	-	-			1,780,000	(1,620,000)	160,000
Issuance of convertible debentures	-	-			14,000	-	14,000
Net loss for the period	-	-	-	-	-	(753,625)	(753,625)

BALANCE, APRIL 30, 2010	-	$-	37,160,779	$37,161	$2,792,894	$(3,277,616)	$(447,561)

In-kind contribution of expenses	-	-	-	-	1,081	-	1.081
Issuance of convertible debentures	-	-	-	-	1,790	-	1,790
Net loss for the period	-	-	-	-	-	(42,070)	(42,070)

BALANCE, JULY 31, 2010	-	$-	37,160,779	$37,161	$2,795,765	$(3,319,686)	$(486,760)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(STATED IN U.S. DOLLARS)

	For the Three Months Ended July 31, 2010	For the Three Months Ended July 31, 2009	For the Period From July 11, 2005 (Inception) to July 31, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(42,070)	$(106,717)	$(3,319,686)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	-	205,000
In-kind contribution of expenses	1,081	2,064	1,690,633
In-kind contribution of shares	-	-	30,003
Accretion interest (Note 7)	7,074	-	15,074
Loss on debt settlement (Note 5)	-	-	160,000
Settlement of accounts payable	-	-	(14,803)
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	-	-	-
Accounts receivable	-	-	-
Accounts payable and accrued expenses	32,054	94,174	789,822
Due to related parties	-	10,454	26,158
Net Cash Provided/(Used In) Operating Activities	(1,861)	(25)	(316,822)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares		-	330,436
Notes payable – related parties	-	-	10,338
Net increase of Convertible debenture	1,917	-	26,104
Net Cash Provided By Financing Activities	1,917	-	366,878

NET INCREASE IN CASH	56	(25)	56

CASH AT BEGINNING OF PERIOD	-	79	-

CASH AT END OF PERIOD	$56	$54	$56

Supplemental disclosure of cash flow information (Note 10)
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
AS OF JULY 31, 2010

NOTE 1 NATURE OF OPERATIONS

These interim consolidated financial statements inclusive of the accounts of the Nilam Resources Inc. and its Peruvian subsidiary Nilam Resources Peru SAC. Nilam Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.   On November 23, 2007, the Company incorporated Nilam Resources Peru SAC, in Peru, as a wholly-owned subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  Nilam Resources Peru SAC. holds the Company’s rights in respect of the Llippa property.  The continuation of the Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties.  The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations.

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

NOTE 2 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

These unaudited consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information. These financial statements are condensed and do not include all disclosures required for annual financial statements. The organization and business of the Company, accounting policies followed by the Company and other information are contained in the notes to the Company’s audited consolidated financial statements filed as part of the Company’s April 30, 2010 Annual Report on Form 10-K. This quarterly report should be read in conjunction with the annual report.

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at July 31, 2010, and the consolidated results of operations and the consolidated statements of cash flows for the three months ended July 31, 2010 and 2009. The results of operations for the three ended July 31, 2010 and 2009 are not necessarily indicative of the results to be expected for the entire fiscal year.

(B) Basis of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Nilam Resources Peru SAC. Intercompany accounts and transactions have been eliminated in consolidation.

(C) Use of Estimates

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and revenues and expenses during the period reported.  By their nature, these estimates are subject to measurement uncertainty and the effect on the financial statements of changes in such estimates in future periods could be significant. Significant areas requiring management’s estimates and assumptions are determining the fair value of transactions involving common stock, valuation and impairment losses on mineral property acquisitions and valuation of convertible debentures.

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

(F) Loss Per Share

Basic and diluted net loss per common share is computed based upon the weighted average common shares outstanding as defined by FASB ASC 260, “Earnings Per Share.” Basic loss per share includes no dilution and it’s computed by dividing loss attributable to common stockholders by the weighted average number of common shares outstanding for the period.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings (loss) of the Company.  The common shares potentially issuable on conversion of outstanding warrants were not included in the calculation of weighted average number of shares outstanding because the effect would be anti-dilutive.

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

(M) Business Combinations

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

(N) Non-controlling Interests

In December 2007, the FASB issued ASC 810, “Non controlling Interests in Consolidated  Financial Statements – an amendment of Accounting Research Bulletin No. 51” (“ASC 810”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.

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

(O) Derivative Instruments

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

(P) Accounting for Transfers of Financial Assets

In June 2009, the FASB issued SFAS No. 166, “Accounting for Transfers of Financial Assets—an amendment of FASB Statement” (“SFAS 166”).  SFAS No. 166 is intended to establish standards of financial reporting for the transfer of assets and transferred assets to improve the relevance, representational faithfulness, and comparability.  SFAS 166 was established to clarify derecognition of assets under FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.  SFAS No. 166 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2009. The Company adopted this standard on May 1, 2010. The standard did not have a material impact on the Company’s financial statements.

(Q) Accounting for Convertible Debt Instruments

In May 2008, the FASB issued FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP 14-1”). FSP 14-1 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under FASB Statement No. 133. Convertible debt instruments within the scope of FSP 14-1 are not addressed by the existing APB 14. FSP 14-1 would require that the liability and equity components of convertible debt instruments within the scope of FSP 14-1 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. FSP APB 14-1 is effective for the Company’s fiscal year beginning July 1, 2009 and will be applied retrospectively to all periods presented. The Company adopted this standard on May 1, 2010. The Standard did not have a material impact on the Company’s financial statements.

(R) Recent Accounting Pronouncements

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

(S) Concentration of Credit Risk

Cash includes deposits at a Canadian financial institution in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits. The Company has placed its cash in a high credit quality financial institution.

(T) Fair Value of Financial Instruments

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

(U) Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.   As at July 31, 2010, no element of comprehensive income or loss was noted.

NOTE 3 MINERAL PROPERTY

The Company is in its early stages of exploration and unable to allocate any economic values beyond the proven and probable reserves. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off.

Llippa Property

On December 10, 2007, the Company, through its wholly owed Peruvian subsidiary, entered into an agreement with MRC 1 Explorations EIRL of Peru, to purchase the Llippa Project, Peru, for $100,000. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.

NOTE 4 NOTES PAYABLE – RELATED PARTY

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand.

On November 6, 2007, a shareholder loaned the Company $338 to establish a bank account in Peru. There are no terms of repayment and the amount is non-interest bearing.

On November 20, 2007, the Company issued a promissory note in the amount of $50,000 to a related party for their interest in the Llippa property.  The value of the transfer occurred at fair value. This promissory note is unsecured, bears no interest and is due on demand. On June 10, 2009, this promissory note was settled with 12,000,000 common shares of the Company (Note 5).

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

On February 10, 2009, the Company issued 20,000,000 shares of common stock on the acquisition of Linderos property. The property was considered to be impaired and accordingly, was written off during fiscal 2010.

On June 10, 2009, the Company converted $60,000 of its debt into 12,000,000 common shares (Note 4 and 6).

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

During the three months ended July 31, 2010, the Company calculated imputed interest of $127 which is reflected as an in-kind contribution of expense.

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

During fiscal 2010, the Company calculated imputed interest of $1,217 on the related parties’ notes.

During fiscal 2010, the officers of the Company incurred $10,454 for the expenses paid on behalf of the Company (Note 5).

During fiscal 2010, the Company accrued $120,000 of management fees to the officers of the Company.

As of July 31, 2010, $13,667 was owed to the officers of the Company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

As of July 31, 2010, $210,000 management fees owed to the officers of the Company was included in accounts payable.

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

On February 3, 2010, the Company issued a 10% convertible debenture with a principal amount of $10,000 which is due and payable on August 1, 2010. The principal and accrued interest on the debenture may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a price that with 50% discount to the market on the day of conversion called by the holder. The debt carries a beneficial conversion feature which resulted in a debt discount of $10,000 which was recorded against the convertible debenture and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $6,000 for the three months ended July 31, 2010.

On October 9, 2009, the Company issued a 5% convertible debenture with a principal amount of $4,000 which is due on January 1, 2010.  The Company has defaulted on the convertible debenture therefore it is due and payable on demand from the creditor. The debt carries a beneficial conversion feature which resulted in a debt discount of $4,000 which was recorded against the convertible debenture and offset in additional paid in capital during fiscal 2010.

On May 10, 2010, the Company issued a 5% convertible debenture with a principal amount of $1,790 which is due on October 1, 2010.  The debt carries a beneficial conversion feature which resulted in a debt discount of $1,790 which was recorded against the convertible debenture and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $1,074 for the three months ended July 31, 2010.

NOTE 8 SUBSEQUENT EVENTS

There were no subsequent events as at the report date.

NOTE 9 COMPARATIVE FIGURES

Certain of the comparative figures have been classified to conform to the presentation adopted in the current period.

NOTE 10 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During fiscal 2010, the Company settled accounts payable of $240,000 through the issuance of 4,000,000 shares of common stock (Note 5).

During fiscal 2010, the Company recorded accretion interest on beneficial conversion features related to convertible debt of $8,000 (Note 7).

During fiscal 2010, the Company settled an amount of $10,000 (included in accounts payable) and an amount of $50,000 (included in notes payable) through the issuance of 12,000,000 common shares (Notes 5 and 6).

For the three months ended July 31, 2010, the Company recorded accretion interest on beneficial conversion features related to convertible debt of $7,074 (Note 7).

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

Going Concern and Uncertainties

Nilam Resources, Inc. was incorporated under the laws of Nevada on July 11, 2005.  Our company is in the  exploration stage with limited operations.  As reflected in the accompanying financial statements, our Company has an accumulated deficit from inception of $3,319,686 and negative cash flows from operations of $316,822 from inception.  We have not generated any revenues from operations, and further losses are anticipated in the development of the business. This raises substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.  CONTROLS and PROCEDURES OVER FINANCIAL REPORTING

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our president and sole director, who are also the principal financial officers of the Company, have further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of July 31, 2010.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2010 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of July 31, 2010.  The material weakness which has been disclosed to, and reviewed with, our independent auditor.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended July 31, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of July 31, 2010, the end of the quarterly period covered by this report, the Company was not subject to any legal proceedings.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

As of July 31, 2010, all warrants were expired.

Item 6. EXHIBITS AND REPORT ON FORM 8-K

31.1	Certification of Mr. Shahin Tabatabaei, Chief Executive Officer and Acting Chief Financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on this behalf by the undersigned, thereunto duty authorized.

Nilam Resources, Inc.

Dated: September 20, 2010	By:	/s/ Shahin Tabetabaei
Shahin Tabatabaei
Director and President and CEO