Form 10-Q
period 2010-10-31
Nilam Resources Inc.
filed 2010-12-15
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2010

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

_______________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [   ]  No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ]  No [X]

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

October 31, 2010

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2010

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE 5	INTERIM CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2010 AND APRIL 30, 2010.

PAGE 6	INTERIM CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2010.

PAGE 7	INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2010.

PAGE 8	INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2010 AND 2009, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2010.

PAGES 9 - 17	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited)
(STATED IN U.S. DOLLARS)

	October 31, 2010	April 30, 2010 (Audited)
ASSETS

CURRENT ASSETS
Cash	$38	$-
	38	-

Mineral properties (Note 3)	100,000	100,000
TOTAL ASSETS	$100,038	$100,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$569,174	$501,683
Due to related parties (Note 6)	16,158	16,158
Convertible debenture (Note 7)	27,818	19,382
Notes payable – related parties (Note 4)	10,338	10,338

TOTAL LIABILITIES	623,488	547,561

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 37,160,779 shares and 37,160,779 shares issued and outstanding, respectively (Note 5)	37,161	37,161

Additional paid in capital (Note 5)	2,796,846	2,792,894

Accumulated deficit during exploration stage	(3,357,457)	(3,277,616)
Total stockholders’ deficit	(523,450)	(447,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$100,038	$100,000

Nature of Operations (Note 1)

Subsequent Events (Note 8)

Approved on Behalf of the Board:

/s/ Shahin Tabatabaei , Director

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
 (STATED IN U.S. DOLLARS)

	For the Three Months Ended October 31, 2010	For the Three Months Ended October 31, 2009	For the Six Months Ended October 31, 2010	For the Six Months Ended October 31, 2009	For the Period From July 11, 2005 (Inception) to October 31, 2010
OPERATING EXPENSES
Accounting and auditing fees	$2,617	$1,600	$5,567	$4,300	$113,622
Consulting fees	30,000	30,000	60,000	60,000	479,000
Exploration costs and expenses	-	-	-	10,453	59,555
General and administrative	2,334	2,088	10,654	4,177	59,108
Insurance	-	-	-	-	27,000
Investor relation	-	-	-	-	55,393
Listing and filing fees	2,020	935	2,020	1,010	14,828
Legal fees	800	800	1,600	2,200	99,822
Management fees	-	60,000	-	120,000	330,000
Stock-based compensation (Note 6)	-	-	-	-	100,977
Travel	-	-	-	-	10,437
Wages	-	-	-	-	20,630
Impairment of mineral property	-	-			208,000
Total Operating Expenses	37,771	95,423	79,841	202,140	1,578,372
LOSS FROM OPERATIONS	(37,771)	(95,423)	(79,841)	(202,140)	(1,578,372)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	814	-	814	908
Interest income	-	-	-	-	7
Loss on settlement of debt	-	-	-	-	(160,000)

Total Other (Expense)/Income	-	814	-	814	(159,085)

NET LOSS AND COMPREHENSIVE LOSS	$(37,771)	$(94,609)	$(79,841)	$(201,326)	$(1,737,457)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.17)

Weighted average number of shares outstanding during the period – basic and diluted	37,160,779	33,160,779	37,160,779	30,486,866	10,434,471

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2010
(STATED IN U.S. DOLLARS)

						Accumulated
					Additional	Deficit During
	Preferred Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash ($0.01 per
share)	-	$-	600,000	$600	$5,400	$-	$6,000
Common stock issued for
cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000
Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807
In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock-base compensation	-	-	-	-	100,977	-	100,977
Common stock issued for	-	-	10,779	11	269,426	-	269,437
cash ($25 per share)
Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on
property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$707,677	$(903,991)	$(175,153)

In-kind contribution of expenses	-	-	-	-	7,217	-	7,217
Debt settlement	-	-	16,000,000	16,000	284,000	-	300,000
Loss on debt settlement	-	-			1,780,000	(1,620,000)	160,000
Issuance of convertible debentures	-	-			14,000	-	14,000
Net loss for the period	-	-	-	-	-	(753,625)	(753,625)

BALANCE, APRIL 30, 2010	-	$-	37,160,779	$37,161	$2,792,894	$(3,277,616)	$(447,561)

In-kind contribution of expenses	-	-	-	-	2,162	-	2,162
Issuance of convertible debentures	-	-	-	-	1,790	-	1,790
Net loss for the period	-	-	-	-	-	(79,841)	(79,841)

ANCE, OCTOBER 31, 2010	-	$-	37,160,779	$37,161	$2,796,846	$(3,357,457)	$(523,450)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(STATED IN U.S. DOLLARS)

	For the Six Months Ended October 31, 2010	For the Six Months Ended October 31, 2009	For the Period From July 11, 2005 (Inception) to October 31, 2010
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(79,841)	$(201,326)	$(3,357,457)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain	-	(813)	-
Impairment of mineral properties	-	-	205,000
In-kind contribution of expenses	2,162	4,128	1,691,714
In-kind contribution of shares	-	-	30,003
Accretion interest (Note 7)	7,790	-	15,790
Loss on debt settlement (Note 5)	-	-	160,000
Settlement of accounts payable	-	-	(14,803)
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	-	-	-
Accounts receivable	-	-	-
Accounts payable and accrued expenses	67,491	176,509	825,259
Due to related parties	-	10,453	26,158
Net Cash Used In Operating Activities	(2,398)	(11,049)	(317,359)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	-	330,436
Notes payable – related parties	-	-	10,338
Proceeds from convertible debenture	2,436	11,000	26,623
Net Cash Provided By Financing Activities	2,436	11,000	367,397

NET INCREASE (DECREASE) IN CASH	38	(49)	38

CASH AT BEGINNING OF PERIOD	-	79	-

CASH AT END OF PERIOD	$38	$30	$38

Supplemental disclosure of cash flow information (Note 10)
Interest paid	-	-	-
Taxes paid	-	-	-
	-	-	-

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
AS OF OCTOBER 31, 2010

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at October 31, 2010, and the consolidated results of operations and the consolidated statements of cash flows for the six months ended October 31, 2010 and 2009. The results of operations for the three and six months ended October 31, 2010 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(M) Business Combinations

In December 2007, the FASB issued FASB ASC 805 (revised 2007), “Business Combinations” (“ASC 805”).  ASC 805 significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC 805 is effective for fiscal periods beginning after December 15, 2008. The Company has adopted ASC 805 on May 1, 2009. This standard did not have a material impact on the Company’s financial statements.

 (N) Non-controlling Interests

In December 2007, the FASB issued ASC 810, “ Non- controlling Interests in Consolidated  Financial Statements – an amendment of Accounting Research Bulletin No. 51 ” (“ASC 810”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated.

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

(U)   Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.   As at October 31, 2010, no element of comprehensive income or loss was noted.

NOTE 3 MINERAL PROPERTY

The Company is in its early stages of exploration and unable to allocate any economic values beyond the proven and probable reserves. In the absence of proven and probable reserves, acquisition costs to date are considered to be impaired and accordingly, have been written off.

Llippa Property

On December 10, 2007, the Company, through its wholly owned Peruvian subsidiary, entered into an agreement with MRC 1 Explorations EIRL of Peru, to purchase the Llippa Project, Peru, for $100,000. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.

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

During the six months ended October 31, 2010, the Company calculated imputed interest of $362 which is reflected as an in-kind contribution of expense.

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

As of October 31, 2010, $2,491 was owed to the former officer of the Company for the expenses paid on behalf of the Company in fiscal 2009.

As of October 31, 2010, $13,667 was owed to the officers of the Company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

As of October 31, 2010, $210,000 management fees owed to the officers of the Company was included in accounts payable.

NOTE 7 CONVERTIBLE DEBENTURES

On August 10, 2009, the Company issued a 5% convertible debenture with a principal amount of $11,000 which is due and payable on August 10, 2010. Interest is due at the maturity date payable at the option of the Company in cash or shares. The principal and accrued interest on the debenture may be converted at any time into shares of the Company’s common stock at a price of $0.05 per share, at the option of the holder.

On February 3, 2010, the Company issued a 10% convertible debenture with a principal amount of $10,000 which is due and payable on August 1, 2010. The principal and accrued interest on the debenture may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a price that with 50% discount to the market on the day of conversion called by the holder. The debt carries a beneficial conversion feature which resulted in a debt discount of $10,000 which was recorded against the convertible debenture and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $6,000 for the six months ended October 31, 2010.

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

On May 10, 2010, the Company issued a 5% convertible debenture with a principal amount of $1,790 which is due on October 1, 2010.  The debt carries a beneficial conversion feature which resulted in a debt discount of $1,790 which was recorded against the convertible debenture and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $1,790 for the six months ended October 31, 2010.

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

For the six months ended October 31, 2010, the Company recorded accretion interest on beneficial conversion features related to convertible debt of $7,790 (Note 7).

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

Going Concern and Uncertainties

Nilam Resources, Inc. was incorporated under the laws of Nevada on July 11, 2005.  Our company is in the exploration stage with limited operations.  As reflected in the accompanying financial statements, our Company has an accumulated deficit from inception of $3,357,457 and negative cash flows from operations of $1,578,372 from inception.  We have not generated any revenues from operations, and further losses are anticipated in the development of the business. This raises substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.  CONTROLS and PROCEDURES OVER FINANCIAL REPORTING

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our CEO, president and sole director, who is also the principal financial officer of the Company, has further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of October 31, 2010.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2010 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of October 31, 2010.  The material weakness has been disclosed to, and reviewed with, our independent auditor.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended October 31, 2010 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of October 31, 2010, the end of the quarterly period covered by this report, the Company was not subject to any legal proceedings.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2009, the Company issued a 5% convertible debenture with a principal amount of $10,187 that is due and payable on August 10, 2010.  The interest and principal is due at maturity at the option of the Company in either cash or shares.  The convertible debenture may be converted into the Company’s common stock at a price of $0.05 per share, at the option of the holder.  As of October 31, 2010, the convertible debenture was not paid and not converted.

On February 3, 2010, the Company issued a 10% convertible debenture with a principal amount of $10,000 which is due and payable on August 1, 2010. The principal and accrued interest on the debenture may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a price that with 50% discount to the market on the day of conversion called by the holder. The debt carries a beneficial conversion feature which resulted in a debt discount of $10,000 which was recorded against the convertible debenture and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $6,000 for the six months ended October 31, 2010.

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

On May 10, 2010, the Company issued a 5% convertible debenture with a principal amount of $1,790 which is due on October 1, 2010.  The debt carries a beneficial conversion feature which resulted in a debt discount of $1,790 which was recorded against the convertible debenture and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $1,790 for the six months ended October 31, 2010.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On August 11, 2010, the Board of Directors held a meeting, and Mr. Leonard De Melt, CEO and Chairman of the Board, resigned as CEO, CFO and Chief Accounting Officer to pursue other interests.  Mr. De Melt’s departure from the company was not in connection with any disagreement with the company.  The Board of Directors elected Mr. Shahin Tabatabaei to serve as CEO and Acting Chief Financial Officer of the company.

Item 5.  OTHER INFORMATION

As of October 31, 2010, all warrants were expired.

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

Dated December 15, 2010
/s/ Shahin Tabatabaei
Shahin Tabatabaei
CEO and Acting CFO