Form 10-Q
period 2011-01-31
Nilam Resources Inc.
filed 2011-03-18
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2011

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

_____________
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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,375,595 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of January 31, 2011.

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

Nilam Resources
(A Development Stage Company)
Unaudited
(Express in U.S. Dollars)

January 31, 2011

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 31, 2011

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE 5	INTERIM CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2011 AND APRIL 30, 2010.

PAGE 6	INTERIM CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2011.

PAGE 7	INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2011.

PAGE 8	INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2011.

PAGES 9 - 17	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
(Unaudited)
(STATED IN U.S. DOLLARS)

	January 31, 2011	April 30, 2010 (Audited)

ASSETS

CURRENT ASSETS
Cash	$2,010	$-
	2,010	-

Mineral properties (Note 3)	100,000	100,000
TOTAL ASSETS	$102,010	$100,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$268,102	$501,683
Due to related parties (Note 6)	16,158	16,158
Convertible debenture (Note 7)	-	19,382
Notes payable – related parties (Note 4)	10,338	10,338

TOTAL LIABILITIES	294,598	547,561

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 50,375,595 shares and 33,160,779 shares issued and outstanding, respectively (Note 5)	50,376	37,161

Additional paid in capital (Note 5)	3,151,750	2,792,894

Accumulated deficit during exploration stage	(3,394,714)	(3,277,616)
Total stockholders’ deficit	(192,588)	(447,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$102,010	$100,000

Nature of Operations (Note 1)

Subsequent Events (Note 8)

Approved on Behalf of the Board:

/s/ Shahin Tabatabaei, Director

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)
(STATED IN U.S. DOLLARS)

	For the Three Months Ended January 31, 2011	For the Three Months Ended January 31, 2010	For the Nine Months Ended January 31, 2011	For the Nine Months Ended January 31, 2010	For the Period From July 11, 2005 (Inception) to January 31, 2011
OPERATING EXPENSES
Accounting and auditing fees	$2,550	$2,550	$8,116	$6,850	$116,172
Consulting fees	30,000	30,000	90,000	90,000	509,000
Exploration costs and expenses	-	-	-	10,453	59,555
General and administrative	1,210	2,154	11,864	6,331	60,318
Insurance	-	-	-	-	27,000
Investor relation	-	-	-	-	55,393
Listing and filing fees	790	400	2,810	1,410	15,618
Legal fees	1,000	948	2,600	3,148	100,822
Management fees	-	60,000	-	180,000	330,000
Stock-based compensation (Note 6)	-	-	-	-	100,977
Travel	1,708	-	1,708	-	12,145
Wages	-	-	-	-	20,630
Loss on settlement of debt	-	-	-	-	1,620,000
Impairment of mineral property	-	-			208,000
Total Operating Expenses	37,258	96,052	117,098	298,192	3,235,630
LOSS FROM OPERATIONS	(37,258)	(96,052)	(117,098)	(298,192)	(3,235,630)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	-	814	909
Interest income	-	-	-	-	7
Loss on settlement of debt	-	-	-	-	(160,000)

Total Other (Expense)/Income	-	-	-	814	(159,084)

NET LOSS AND COMPREHENSIVE LOSS	$(37,258)	$(96,052)	$(117,098)	$(297,378)	$(3,394,714)

Basic and Diluted Loss per Common Share	$(0.00)	$(0.00)	$(0.00)	$(0.01)	$(0.33)

Weighted average number of shares outstanding during the period – basic and diluted	37,199,472	33,160,779	45,555,179	31,378,169	10,442,074

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2011
(STATED IN U.S. DOLLARS)

						Accumulated
	Preferred				Additional	Deficit During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash ($0.01 per
share)	-	$-	600,000	$600	$5,400	$-	$6,000
Common stock issued for
cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000
Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807
In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328

In-kind contribution of property	-	-	-	-	5,000	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock-base compensation	-	-	-	-	100,977	-	100,977
Common stock issued for	-	-	10,779	11	269,426	-	269,437
cash ($25 per share)
Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on
property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$707,677	$(903,991)	$(175,153)

In-kind contribution of expenses	-	-	-	-	7,217	-	7,217
Debt settlement	-	-	16,000,000	16,000	284,000	-	300,000
Loss on debt settlement	-	-			1,780,000	(1,620,000)	160,000
Issuance of convertible debentures	-	-			14,000	-	14,000
Net loss for the period	-	-	-	-	-	(753,625)	(753,625)

BALANCE, APRIL 30, 2010	-	$-	37,160,779	$37,161	$2,792,894	$(3,277,616)	$(447,561)

In-kind contribution of expenses	-	-	-	-	3,243	-	3,243
Debt settlement	-	-	12,214,816	12,215	344,823	-	357,038
Issuance of convertible debentures	-	-			1,790	-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000	-	10,000
Net loss for the period	-	-	-	-	-	(117,098)	(117,098)

BALANCE, JANUARY 31, 2011	-	$-	50,375,595	$50,376	$3,151,750	$(3,394,714)	$(192,588)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(STATED IN U.S. DOLLARS)

	For the Nine Months Ended January 31, 2011	For the Nine Months Ended January 31, 2010	For the Period From July 11, 2005 (Inception) to January 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(117,098)	$(297,378)	$(3,394,714)
Adjustments to reconcile net loss to net cash used in operating activities:
Foreign exchange gain	-	(814)	-
Impairment of mineral properties	-	-	205,000
In-kind contribution of expenses	3,243	5,809	1,692,795
In-kind contribution of shares	-	-	30,003
Accretion interest (Note 7)	7,790	-	15,790
Loss on debt settlement (Note 5)	-	-	160,000
Settlement of accounts payable	-	-	(14,803)
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	-	-	-
Accounts receivable	-	-	-
Accounts payable and accrued expenses	96,419	270,862	854,187
Due to related parties	-	10,454	26,158
Net Cash Used In Operating Activities	(9,646)	(11,067)	(324,607)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	10,000	-	340,436
Notes payable – related parties	-	-	10,338
Proceeds from convertible debenture	1,656	11,000	25,843
Net Cash Provided By Financing Activities	11,656	11,000	376,617

NET INCREASE (DECREASE) IN CASH	2,010	(67)	2,010

CASH AT BEGINNING OF PERIOD	-	79	-

CASH AT END OF PERIOD	$2,010	$12	$2,010
Supplemental disclosure of cash flow information (Note 10)
Interest paid	-	-	-
Taxes paid	-	-	-
	-	-	-

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
AS OF JANUARY 31, 2011

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

In the opinion of the Company’s management, these consolidated financial statements reflect all adjustments necessary to present fairly the Company’s consolidated financial position at January 31, 2011, and the consolidated results of operations and the consolidated statements of cash flows for the nine months ended January 31, 2011and 2010. The results of operations for the three and nine months ended January 31, 2011are not necessarily indicative of the results to be expected for the entire fiscal year.

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

(M) Business Combinations

In December 2007, the FASB issued FASB ASC 805 (revised 2007), “ Business Combinations” (“ASC 805”).  ASC 805 significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC 805 is effective for fiscal periods beginning after December 15, 2008. The Company has adopted ASC 805 on May 1, 2009. This standard did not have a material impact on the Company’s financial statements.

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

(O) Derivative Instruments

In March 2008, the FASB issued ASC 815, “ Disclosures about Derivative Instruments and Hedging Activities” (“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company has adopted ASC 815 on May 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

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

(U)   Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at January 31, 2011, no element of comprehensive income or loss was noted.

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

On November 1, 2010, the company converted $120,000 of its debt into 4,000,000 common shares at $0.03 per share.

On November 2, 2010, the company converted $27,038 of its debt and convertible debentures and convertible loans into 1,214,816 common shares at various per share price. (Note 7)

On January 24, 2011, the company converted $210,000 management fees owing to the officers of the Company into 7,000,000 common shares at $0.03 per share. (Note 6)

On December 1, 2010, the company issued 1,000,000 common shares at $0.01 per share for cash.

During fiscal 2010, the Company calculated imputed interest of $1,217 and fair value of a Director’s fee of $6,000, which are all reflected as an in-kind contribution of expenses.

During the nine months ended January 31, 2011, the Company calculated imputed interest of $543 which is reflected as an in-kind contribution of expense.

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

During fiscal 2010, Company settled the promissory notes of $10,000 and $50,000 as noted above through the issuance of 12,000,000 shares of common stock (Note 5).  The common shares issued on settlement of the notes were assigned a value of $1,680,000, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors.  As this transaction was with a related party, the loss on the extinguishment of debt of $1,620,000 has been recorded as a capital transaction.

On December 2007 and January 2008, a total of 4,697 units (Note 6) were sold to the Directors of the Company in connection with the private placement.  The benefit of $100,997 was assigned to those units, computed by taking the difference between the market price per unit and the selling price per unit and multiplying it by number of shares issued to Directors.

During fiscal 2008, the officer loaned the Company $338. This loan is unsecured, bears no interest and is due on demand (Note 5).

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

As of January 31, 2011, $13,667 was owed to the officers of the Company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

As of January 31, 2011, $210,000 management fees owed to the officers of the Company was settled through the issuance of 7,000,000 common shares at $0.03 per share. (Note 5)

NOTE 7 CONVERTIBLE DEBENTURES

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

As of January 31, 2011, all these four convertible debentures were settled through the issuance of 1,214,816 common shares. (Note 5)

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

For the nine months ended January 31, 2011, the Company recorded accretion interest on beneficial conversion features related to convertible debt of $7,790 (Note 7).

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

Going Concern and Uncertainties

Nilam Resources, Inc. was incorporated under the laws of Nevada on July 11, 2005.  Our company is in the exploration stage with limited operations.  As reflected in the accompanying financial statements, our Company has an accumulated deficit from inception of $3,394,714 and negative cash flows from operations of $324,607 from inception.  We have not generated any revenues from operations, and further losses are anticipated in the development of the business. This raises substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.  CONTROLS and PROCEDURES OVER FINANCIAL REPORTING

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our CEO, president and sole director, who is also the principal financial officer of the Company, has further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of January 31, 2011.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2011 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.  In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of January 31, 2011.  The material weakness has been disclosed to, and reviewed with, our independent auditor.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended January 31, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of January 31, 2011, the end of the quarterly period covered by this report, the Company was not subject to any legal proceedings.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2009, the Company issued a 5% convertible debenture with a principal amount of $10,187 that is due and payable on August 10, 2010.  The interest and principal is due at maturity at the option of the Company in either cash or shares.  The convertible debenture may be converted into the Company’s common stock at a price of $0.05 per share, at the option of the holder.  As of January 31, 2011, the convertible debenture was not paid and not converted.

On February 3, 2010, the Company issued a 10% convertible debenture with a principal amount of $10,000 which is due and payable on August 1, 2010. The principal and accrued interest on the debenture may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a price that with 50% discount to the market on the day of conversion called by the holder. The debt carries a beneficial conversion feature which resulted in a debt discount of $10,000 which was recorded against the convertible debenture and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $6,000 for the nine months ended January 31, 2011.

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

On May 10, 2010, the Company issued a 5% convertible debenture with a principal amount of $1,790 which is due on October 1, 2010.  The debt carries a beneficial conversion feature which resulted in a debt discount of $1,790 which was recorded against the convertible debenture and offset in additional paid in capital. This discount will be amortized as interest expense over the life of the debt which resulted in amortization of approximately $1,790 for the nine months ended January 31, 2011.

On November 2, 2010, the company converted $27,038 of its debt and convertible debentures and convertible loans into 1,214,816 common shares at various per share price.

On December 1, 2010, the company issued 1,000,000 common shares at $0.01 per share for cash.

On January 24, 2011, the company settled accounts payable for management fees by converting $210,000 management fees owing to the officers of the Company into 7,000,000 common shares at $0.03 per share.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

As of January 31, 2011, all warrants were expired.

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

Dated March 18, 2011
/s/ Shahin Tabatabaei
Shahin Tabatabaei
CEO and Acting CFO