Form 10-K
period 2011-04-30
Nilam Resources Inc.
filed 2011-08-15
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2011

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2010 to April 30, 2011

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

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.[x]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]        Accelerated filer [ ]        Non-accelerated filer [ ]     Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No [x]

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 31, 2009 (computed by reference to the latest price at which the common equity was sold $0.11: $4,087,685.69

Number of common shares outstanding at 37,160,779 as of October 23, 2009.

TABLE OF CONTENTS
PART I	1
Item 1. Description of Business	2
Item 1A. Risk Factors	3
Item 1B. Unresolved Staff Comments	3
Item 2. Description of Property	2
Item 3. Legal Proceedings	6
Item 4. Submission of Matters to a Vote of Security Holders	6
PART II	7
Item 5. Market for Common Equity and Related Stockholder Matters	7
Item 6. Selected Financial Data	7
Item 7. Management's Discussion and Analysis and Results of Operation	7
Item 7A. Quantitative and Qualitative Disclosures about Market Risk	8
Item 8. Financial Statements and Supplementary Data	9
Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	29
Item 9A. Controls and Procedures	29
Item 9A(T). Controls and Procedures	29
Item 9B. Other Information	31
PART III	32
Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act	32
Item 11. Executive Compensation	33
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	33
Item 13. Certain Relationships, Related Transactions and Director Independence	33
Item 14. Principal Accountant Fees and Services	35
PART IV	36
Item 15. Exhibits and Financial Statement Schedules	36
Exhibits	36

PART I

Item 1.  Description of Business

Nilam Resources, Inc. is an exploration stage mining company that is engaged in the acquisition and exploration of mineral properties with the objective of exploiting any mineral deposits the company discovers.  The Company owns three (3) properties in Peru respectively named the El Baron, Llipa Projects (collectively the “Peruvian claims”) and Linderos Properties.  The Company has formed a wholly owned Peruvian subsidiary to hold title to these claims and any other claims which the company may acquire in the future.  There is no assurance that a commercially viable mineral deposits exist on any of the properties.

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

Our plan of operation is to conduct exploration work on the Peruvian claims in order to ascertain whether they host economic quantities of copper, gold, or other metals.  There can be no assurance that an economic mineral deposit exists on the Peruvian properties until appropriate exploration work has been completed.

Even if the company completes its proposed exploration programs on the Peruvian properties, and the company is successful in identifying a mineral deposit, the Company will have to spend substantial funds on further drilling and engineering studies before the company will know if the deposit is commercially viable.

The Company is actively seeking additional mineral properties, and it is continually evaluating other opportunities in South and Central America.  The Company can make no assurances that it will be able to successfully locate any properties for acquisition.  In addition, the company cannot make any assurance that it will be able to locate a property, that it will be able to fund its acquisition.

Research and Development Expenditures

The Company has not incurred any research or development expenditures since our incorporation other than those incurred during in our development program on the Lucky Strike claim.

Subsidiaries

On or about November 23, 2007 the Company established, Nilam Resources Peru SA, a wholly owned subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  Nilam Resources Peru SA, holds the Company’s material asset consisting of its rights in respect of the Llipa, El Baron and Linderos properties.

Patents and Trademarks

The Company does not own, either legally or beneficially, any patents or trademarks.

Reports to Security Holders

Although the company is not required to deliver a copy of our annual report to our security holders, we will voluntarily send a copy of our annual report, including audited financial statements, to any registered shareholder who requests it.  The Company undertook to file reports with the U.S. Securities and Exchange Commission when our registration statement on Form SB-2 was declared effective.

Item 1A.  Risk Factors

Inherent Risks in Our Business and the Mining Industry

The search for valuable minerals as a business involves substantial risks.  The likelihood of our success and success in the mining industry must be considered in light of the substantial risks, problems, expenses, difficulties, complications and delays encountered in connection with the exploration of the mineral properties that the Company plans to undertake.  These potential problems include, but are not limited to, the inherent speculative nature of exploration of mining properties, numerous hazards including pollution, cave-ins and other hazards against which the company cannot, or may elect not to, insure, burdensome government regulations and other legal uncertainties, market fluctuations relating to the minerals and metals which we seek to exploit, other unanticipated problems relating to exploration, and additional costs and expenses that may exceed current estimates.

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

Item 2.  Description of Properties

Mining Claims – Description, Location, Access and Mineralization

Lucky Strike Property – British Columbia, Canada

In 2006, the Company acquired a one hundred percent (100%) undivided right, title, and interest in one (1) mineral claim located in the Similkameen Region of British Columbia, Canada for $3,000.00.  The Company hired qualified consultants and engineers who completed two (2) phases of exploration on the property.  Test results revealed that it was unlikely that the Lucky Strike claim contained economically viable mineralization.  For that reason, the Company did not renew its rights to that claim and it expired March 13, 2008.

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

During this time of social unrest, the labor unions in the area became increasingly difficult to negotiate with because the unions were demanding higher wages, dramatically increased security and the implementation of expensive safety procedures.  Ultimately, the Sacarias family was forced to close the Llipa mine due to the increased costs of Union demands, falling metal prices, safety concerns and to avoid the risk of terrorist invasion.

The terrorist activity in the country ended rather in 1997 after the internationally publicized incident where the terrorists held 72 people hostage in the Japanese Embassy in Lima, Peru for 126 days.  Ultimately, military commandos stormed the embassy and ended the standoff.  Most of the rebel forces were killed or imprisoned after that event.

Today, the international community considers Peru a stable country with a robust economy.  According to a Wall Street Article, “Leftist Win in Peru Revives Market Debate,” from 2005 to 2010, Peru’s per capita gross rose 82%, to about $5,200.  The country had also reduced its poverty rate by one-half from 60% to 30% over the past decade.  Moffet, Matt, Wall Street Journal, “Leftist Win in Peru Revives Market Debate, “ June 7, 2011.

Additionally, the United States Congress ratified the US-Peru Trade Promotion Agreement in December of 2007.  The Company’s management believes that Peru’s unique history, combined with the surging prices for gold, silver and copper creates a unique business opportunity for the Company and investors.

A recent estimate calculated over 1,000,000 metric tons of tailings on the Llipa property and the Company is studying the economic viability of the recovery and treatment of those tailings.  The Company can provide no assurance that it will discover economic mineralization on the property, or if such minerals are discovered, that it will enter into commercial production.

El Baron Claim - Peru

On or about December 10, 2007, the Company’s wholly owned subsidiary, Nilam Resources Peru, SA, acquired the El Baron property (aka “El Baron”).  The El Baron claim was staked by Mr. Len DeMelt, the former Chairman of the Board of Directors of the Company.  Mr. DeMelt transferred the claim to the Company for no consideration.

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

Linderos Property

On February 10, 2009, the Company, through its wholly owed Peruvian subsidiary, acquired the right, title and interest in and to Linderos mining concessions, Peru. In consideration for the property, the Company issued 20,000,000 of it common shares.

The property is a subject to a 1% net smelter royalty. During the year ending April 30, 2011, the company was unable to allocate any economic values beyond the proven and probable reserves. In addition, the Company has no intention of pursuing the development of these properties. Therefore, the property is considered to be impaired.

Item 3.  Legal Proceedings

The company has no current legal proceedings.

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

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have not publicly announced repurchase plans or programs as of April 30, 2011.

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

Related Stockholder Matters

None.

Item 6.  Selected Financial Data

None.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

We are an exploration stage company with limited operations and no revenue from our business operations.  This means there is substantial doubt that we can continue as an on going business for the next twelve months unless we obtain additional financing to fund our operations.  Our only source of cash at this time is investments by others in our company.

Results of Operations

Lack of Revenues

We have not earned any revenues and have sustained operational losses since inception from July 11, 2005 to April 30, 2011.  We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we plan to undertake the exploration of our mineral properties.  We may not generate significant revenues even if our future exploration program indicates that mineral deposits may exist on our mineral claims.  We anticipate that we will incur substantial losses over the next year, and our ability to earn any revenues at this time continues to be uncertain.

Expenses

Our total expenses from operations since inception from July 11, 2005 to April 30, 2011 were $1,668,172.00.  The total expenses from operations decreased by $423,984 to $169,641 for the year ended April, 2011 from $593,625 for the year ended April 30, 2010.  The increase in total operating expenses was mainly due to lower management cost.

Net Loss

As of April 30, 2011, we had an accumulated loss of $3,910,304.00.  In the year ended April 30, 2011, our net loss decreased $632,688.00  from $753,625.00 for the year ended April 30, 2010.  The decrease in loss was due to lower management cost.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Our fiscal year end is April 30.  We will provide audited financial statements to our stockholders on an annual basis.  Our audited financial statements as of April 30, 2011 follow as pages 9 through 28.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2011

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	12	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2011 AND APRIL 30, 2010.

PAGE	13	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011.

PAGE	14	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011.

PAGE	15	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011.

PAGES	17 - 28	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nilam Resources Inc. (An Exploration Stage Company):

We have audited the accompanying consolidated balance sheets of Nilam Resources Inc. (“the Company”) as at April 30, 2011 and 2010, the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at April 30, 2011 and 2010, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has not generated revenues since its inception, has incurred annual losses, and further losses are anticipated. The Company requires additional funds to meet its obligations and ongoing operations. Management’s plans in this regard are described in Note 1. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MNP LLP
MNP LLP, Chartered Accountants
Vancouver, BC, Canada
August 12, 2011

  ACCOUNTING  >  CONSULTING  >  TAX
2300 – 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC  V7X 1J1
1.877.688.8408  P: 604.685.8408  F: 604.685.8594  mnp.ca

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	April 30, 2011	April 30, 2010
ASSETS

CURRENT ASSETS
Cash	$1,502	$-
	1,502	-
Mineral properties (Note 3)	100,000	100,000
TOTAL ASSETS	$101,502	$100,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$318,399	$501,683
Due to related parties (Note 6)	16,158	16,158
Convertible debentures (Note 7)	-	19,382
Notes payable – related parties (Note 4)	10,338	10,338

TOTAL LIABILITIES	344,895	547,561

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 50,375,595 shares and 37,160,779 shares issued and outstanding, respectively (Note 5)	50,376	37,161

Additional paid in capital (Note 5)	3,616,535	2,792,894

Accumulated deficit during exploration stage	(3,910,304)	(3,277,616)
Total stockholders’ deficit	(243,393)	(447,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101,502	$100,000

See accompanying notes to financial statements.

Nature of Operations (Note 1)

Subsequent Events (Note 9)

Approved on Behalf of the Board:

/s/ Shahin Tabatabaei, Director

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2011	For the Year Ended April 30, 2010	For the Period From July 11, 2005 (Inception) to April 30, 2011
OPERATING EXPENSES
Accounting and auditing fees	$25,064	$15,350	$133,119
Consulting fees	120,000	240,000	539,000
Exploration costs and expenses	-	10,453	59,555
General and administrative	13,659	15,878	62,113
Insurance	-	-	27,000
Investor relation	-	-	55,393
Listing and filing fees	3,060	1,180	15,868
Legal fees	3,600	(9,236)	101,822
Management fees	-	120,000	330,000
Stock-based compensation	-	-	100,977
Travel	4,258	-	14,695
Wages	-	-	20,630
Impairment of mineral property	-	200,000	208,000
Total Operating Expenses	169,641	593,625	1,668,172
LOSS FROM OPERATIONS	(169,641)	(593,625)	(1,668,172)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908
Interest income	-	-	8
Loss on settlement of debt	(463,047)	(160,000)	(2,243,048)

Total Other (Expense)/Income	(463,047)	(160,000)	(2,242,132)

NET LOSS AND COMPREHENSIVE LOSS	$(632,688)	$(753,625)	$(3,910,304)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.02)	$(0.29)

Weighted average number of shares outstanding during the period – basic and diluted	40,696,729	32,744,341	13,322,065

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011
(STATED IN U.S. DOLLARS)

						Accumulated
	Preferred				Additional	Deficit During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash ($0.01 per
share)	-	$-	600,000	$600	$5,400	$-	$6,000
Common stock issued for
cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000
Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807
In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328
In-kind contribution of property	-	-	-	-	5,000	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock-base compensation	-	-	-	-	100,977	-	100,977
Common stock issued for	-	-	10,779	11	269,426	-	269,437
cash ($25 per share)
Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on
property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$707,677	$(903,991)	$(175,153)
In-kind contribution of expenses	-	-	-	-	7,217	-	7,217
Debt settlement	-	-	16,000,000	16,000	284,000	-	300,000
Loss on debt settlement	-	-			1,780,000	(1,620,000)	160,000
Issuance of convertible debentures	-	-			14,000	-	14,000
Net loss for the period	-	-	-	-	-	(753,625)	(753,625)
.
BALANCE, APRIL 30, 2010	-	$-	37,160,779	$37,161	$2,792,894	$(3,277,616)	$(447,561)
In-kind contribution of expenses	-	-	-	-	4,324	-	4,324
Debt settlement	-	-	12,214,816	12,215	808,527	-	820,742
Issuance of convertible debentures	-	-			1,790	-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000	-	10,000
Net loss for the period	-	-	-	-	-	(632,688)	(632,688)

BALANCE, APRIL 30, 2011	-	$-	50,375,595	$50,376	$3,616,534	$(3,910,304)	$(243,393)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2011	For the Year Ended April 30, 2010	For the Period Fm July 11, 2005 (Inception) to April 30, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(632,688)	$(753,625)	$(3,910,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	200,000	205,000
In-kind contribution of expenses	4,324	7,217	73,875
In-kind contribution of shares	-	-	30,003
Accretion interest (Note 7)	7,790	8,000	15,790
Loss on debt settlement (Note 5)	463,047	160,000	2,243,048
Settlement of accounts payable	-	(14,803)	(14,803)
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	-	-	-
Accounts receivable	-	-	-
Accounts payable and accrued expenses	147,238	357,492	905,006
Due to related parties	-	11,453	26,158
Net Cash Used In Operating Activities	(10,289)	(24,266)	(325,250)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	10,000		340,436
Notes payable – related parties	-	-	10,338
Proceeds from Convertible debenture	1,791	24,187	25,978
Net Cash Provided By Financing Activities	11,791	24,187	376,752

NET INCREASE (DECREASE) IN CASH	1,502	(79)	1,502

CASH AT BEGINNING OF PERIOD	-	79	-

CASH AT END OF PERIOD	$1,502	$-	$1,502

Supplemental disclosure of cash flow information (Note 11)
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

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

 (J) Business Combinations

In December 2007, the FASB issued FASB ASC 805 (revised 2007), “Business Combinations”(“ASC 805”). ASC 805 significantly changes the accounting for business combinations in a number of areas including the treatment of contingent consideration, pre-acquisition contingencies, transaction costs, in-process research and development, and restructuring costs. In addition, under ASC 805, changes in an acquired entity's deferred tax assets and uncertain tax positions after the measurement period will impact income tax expense. ASC 805 is effective for fiscal periods beginning after December 15, 2008. The Company has adopted ASC 805 on May 1, 2009. This standard did not have a material impact on the Company’s financial statements.

(K) Derivative Instruments

In March 2008, the FASB issued ASC 815, “Disclosures about Derivative Instruments and Hedging Activities”(“ASC 815”). ASC 815 requires qualitative disclosures about objectives and strategies for using derivatives, quantitative disclosures about fair value amounts of gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. This statement is effective for financial statements issued for fiscal periods beginning after November 15, 2008. The Company has adopted ASC 815 on May 1, 2009. Adoption of this standard did not have a material impact on the Company’s financial position, results of operations, or cash flows.

(L) Concentration of Credit Risk

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

(N) Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at April 30, 2011, no element of comprehensive income or loss was noted.

(0) Recently Adopted Accounting Pronouncements

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

In May 2008, the FASB issued ASC 470-20, “Debt with conversion and other options” (formerly FSP No. APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)”). ASC 470-20 applies to convertible debt instruments that, by their stated terms, may be settled in cash (or other assets) upon conversion, including partial cash settlement, unless the embedded conversion option is required to be separately accounted for as a derivative under ASC 815.  ASC 470-20 require that the liability and equity components of convertible debt instruments within the scope of ASC 470-20 be separately accounted for in a manner that reflects the entity’s nonconvertible debt borrowing rate. This will require an allocation of the convertible debt proceeds between the liability component and the embedded conversion option (i.e., the equity component). The difference between the principal amount of the debt and the amount of the proceeds allocated to the liability component would be reported as a debt discount and subsequently amortized to earnings over the instrument’s expected life using the effective interest method. ASC 470-20 is effective for the Company’s fiscal year beginning May 1, 2010 and will be applied retrospectively to all periods presented.  The Standard did not have a material impact on the Company’s financial statements.

In July 2009, the FASB issued ASC 105, “Generally Accepted Accounting Principles” (formerly, SFAS No. 168, "FASB Accounting Standards Codification"), as the single source of authoritative nongovernmental U.S. generally accepted accounting principles (GAAP). ASC 105 was implemented on July 1, 2009 and is effective for interim and annual periods ending after September 15, 2009. This standard did not have a significant effect upon the financial statements.

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

In February 2010, the FASB issued Accounting Standards Update (ASU) No. 2010-09, “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. The amendments in the ASU remove the requirement for a Securities and Exchange Commission (SEC) filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. Revised financial statements include financial statements revised as a result of either correction of an error or retrospective application of U.S. GAAP. The FASB also clarified that if the financial statements have been revised, then an entity that is not an SEC filer should disclose both the date that the financial statements were issued or available to be issued and the date the revised financial statements were issued or available to be issued. The FASB believes these amendments remove potential conflicts with the SEC's literature. All of the amendments in the ASU were effective upon issuance except for the use of the issued date for conduit debt obligors. That amendment is effective for interim or annual periods ending after June 15, 2010. The Company does not expect the adoption of this guidance to have a material impact on the Financial Statements.

(P) Recent Accounting Pronouncements

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

In December 2010, the FASB updated guidance to clarify the acquisition date that should be used for reporting the pro forma financial information disclosures when comparative financial statements are presented. The updated guidance is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.

NOTE 3 MINERAL PROPERTIES

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

On November 20, 2007, the Company issued a promissory note in the amount of $60,000 to a related party for their interest in the Llippa property.  The value of the transfer occurred at fair value. This promissory note is unsecured, bears no interest and is due on demand. On June 10, 2009, this promissory note was settled with 12,000,000 common shares of the Company (Note 5).

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

On November 1, 2010, the company converted $120,000 of its debt into 4,000,000 common shares. The common shares issued on the settlement were assigned a value of $200,000, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors. As a result of this settlement, the Company has recorded a loss of $80,000.

On November 2, 2010, the company converted $27,694 of its debt and convertible debentures and convertible loans into 1,214,816 common shares (Note 7).  The common shares issued on the settlement were assigned a value of $60,741, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors. As a result of this settlement, the Company has recorded a loss of $33,047.

On December 1, 2010, the company issued 1,000,000 common shares at $0.01 per share for cash.

On January 24, 2011, the company converted $210,000 management fees owing to the officers of the Company into 7,000,000 common shares. The common shares issued on the settlement were assigned a value of $560,000, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors. As a result of this settlement, the Company has recorded a loss of $350,000.

During fiscal 2011, the Company calculated imputed interest of $724 and fair value of a Director's fee of $3,600, which are all reflected as an in-kind contribution of expenses.

NOTE 6 RELATED PARTY TRANSACTIONS

On November 20, 2007, the Company issued a promissory note in the amount of $60,000 to a related party. On June 10, 2009, this promissory note was settled with 12,000,000 common shares of the Company (Notes 4 and 5).The common shares issued on settlement of the notes were assigned a value of $1,680,000, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors. As this transaction was with a related party, the loss on the extinguishment of debt of $1,620,000 has been recorded as a capital transaction.

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand (Note 4). During fiscal 2008, the officer loaned the Company a further $338. This loan is also unsecured, bears no interest and is due on demand (Note 4).

During fiscal 2011, the Company calculated imputed interest of $724 (2010 - $1,217) on the related parties’ notes.

During fiscal 2011, the officers of the Company incurred $nil (2010 - $10,454) for the expenses paid on behalf of the Company.

During fiscal 2011, the Company accrued $nil (2010 - $120,000) of management fees to the officers of the Company.

As of April 30, 2011, $16,158 (2010 - $16,158) was owed to former directors and officers of the Company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

During fiscal 2011, $210,000 management fees owed to a former director of the Company was settled through the issuance of 7,000,000 common shares. (Note 5)

NOTE 7 CONVERTIBLE DEBENTURES

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

On February 3, 2010, the Company issued a 10% convertible debenture with a principal amount of $10,000 which is due and payable on August 1, 2010. The principal and accrued interest on the debenture may be converted at any time, at the option of the holder, into shares of the Company’s common stock at a price that with 50% discount to the market on the day of conversion called by the holder. The debt carries a beneficial conversion feature which resulted in a debt discount of $10,000 which was recorded against the convertible debenture and offset in additional paid in capital. This discount was amortized as interest expense over the life of the debt which resulted in amortization of approximately $6,000 during fiscal 2011.

On May 10, 2010, the Company issued a 5% convertible debenture with a principal amount of $1,790 which is due on October 1, 2010. The debt carries a beneficial conversion feature which resulted in a debt discount of $1,790 which was recorded against the convertible debenture and offset in additional paid in capital. This discount was amortized as interest expense over the life of the debt which resulted in amortization of approximately $1,790 during fiscal 2011.

During fiscal 2011, all four convertible debentures were settled through the issuance of 1,214,816 common shares. As all four debentures were past due at the date of settlement, the common shares issued on settlement of the notes were assigned a value of $60,741, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors.  This resulted in a loss of $33,047 on the settlement of $27,694 in principal and accrued interest.

NOTE 8 DEFERRED INCOME TAXES

The following table reconciles the expected income taxes payable (recoverable) at the United States federal statutory income tax rates to the amounts recognized in the consolidated statements of operations for the year ended April 30, 2011:

	2011	2010

Loss before income taxes	$(632,688)	$(753,625)
Statutory tax rate	34.00%	15.00%

Expected income tax (recovery)	$(215,114)	$(113,044)
Effect of higher tax rate in subsidiary	-	(1,278)
Non-deductible items	158,906	1,083
Change in prior period estimate	(272,311)
Change in valuation allowance	328,519	113,240
Total income taxes (recovery)	$-	$-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and for income tax purposes. Deferred tax assets (liabilities) at April 30, 2011 and 2010 are comprised of the following:

UNITED STATES:	2011	2010

Net operating losses carry-forward	$547,062	$241,452
Mine exploration costs	734	11,032
Other	-	1,200
	547,796	253,684
Valuation allowance	$(547,796)	$(253,684)
Deferred tax asset	-	-

PERU:	2011	2010

Net operating losses carry-forward	$25,226	$23,807
Mine exploration costs	9,181	10,600

	34,407	34,407
Valuation allowance	$(34,407)	$(34,407)
Deferred tax asset	-	-

The company has net operating loss carry-forwards of approx $93,429 which may be carried forward to applied against future’s year income for Peruvian income tax purposes.  The loss have an unlimited carry-forward but their use is restricted to 50% of net income in that subsequent year.  These losses are subject to the final determination by the taxation authorities.

YEAR
2027	76,587
2028	165,899
2029	480,007
2030	728,476
2031	158,037
1,609,006

The company has net operating loss carry-forwards of approx $93,429 which may be carried forward to apply against future year income tax for Peru income tax purposes. The losses unlimited carry-forward, but their use is restricted to 50% of net income in that subsequent year. These losses are subject to the final determination by the taxation authorities.

Effective January 1, 2009, the Company adopted the interpretation for accounting for uncertainty in income taxes, which was an interpretation of the accounting standard for income taxes. This interpretation created a single model to address accounting for uncertainty in tax positions and clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

The Company files tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at April 30, 2011, the operating losses noted above are based on estimates. The actual operating losses could differ from these estimates. We do not have any unrecognized tax benefits or loss contingencies. Unrecognized benefits are not expected to increase or decrease within the next twelve months.

NOTE 9 SUBSEQUENT EVENTS

On June 27, 2011, the Company entered into an agreement to sell all rights, title and interest for the Linderos 4 mining concession to Portage Resources Inc. Total consideration for the sale is 10,000,000 common shares of Portage Resources Inc.

On July 4, 2011, the Company entered into an agreement to sell all rights, title and interest for the Linderos 5 mining concession to Portage Resources Inc. Total consideration for the sale is 8,000,000 common shares of Portage Resources Inc.

Both of the concessions sold are located in the Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru. During the year ended April 30, 2010, the Company recognized an impairment loss of $200,000 related to the Linderos mining concessions. Consequently, these concessions had a carrying value of $nil at the sale agreement dates.

NOTE 10 COMPARATIVE FIGURES

Certain of the comparative figures have been classified to conform to the presentation adopted in the current period.

NOTE 11 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the year ended April 30, 2011, the Company settled $120,000 of its debt through issuance of 4,000,000 common shares. (Note 5)

During the year ended April 30, 2011, the Company issued 1,000,000 common shares at $0.01 per share for cash. (Note 5)

During the year ended April 30, 2011, the Company converted $210,000 management fees owing to the officers of the Company into 7,000,000 common shares. (Note 6)

During the year ended April 30, 2011, the Company converted $27,694 of its convertible debentures into 1,214,816 common shares. (Note 5)

During the year ended April 30, 2011, the Company recorded accretion interest on beneficial conversion features related to convertible debt of $7,790. (Note 7)

NOTE 12 CONTINGENCIES

There were no contingencies as at the report date.

NOTE 13 SEGMENTED INFORMATION

The Company operates in one segment, which is the exploration and development of mineral properties.  The Company has compiled segmented information based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Loss for the year ended April 30, 2011 by geographical segment:

	United States / Canada	Peru	Total

Accounting and auditing fees	$25,064	$-	$25,064
Consulting fees	120,000	-	120,000
Exploration costs and expenses	-	-	-
General and administrative	13,659	-	13,659
Insurance	-	-	-
Investor relations	-	-	-
Listing and filing fees	3,060	-	3,060
Legal fees	3,600		3,600
Management fees	-	-	-
Travel	4,258	-	4,258
Wages	-	-	-
Impairment of mineral property	-	-	-
Loss on settlement of debt	463,047	-	463,047
Net loss and comprehensive loss	$632,688	$-	$632,688

Loss for the year ended April 30, 2010 by geographical segment:

	United States / Canada	Peru	Total

Accounting and auditing fees	$15,350	$-	$15,350
Consulting fees	240,000	-	240,000
Exploration costs and expenses	-	10,453	10,453
General and administrative	15,878	-	15,878
Insurance	-	-	-
Investor relations	-	-	-
Listing and filing fees	1,180	-	1,180
Legal fees	(9,236)	-	(9,236)
Management fees	120,000	-	120,000
Travel	-	-	-
Wages	-	-	-
Impairment of mineral property	-	200,000	200,000
Loss on settlement of debt	160,000	-	160,000
Net loss and comprehensive loss	$543,172	$210,453	$753,625

Capital assets by geographical segment:

	United States / Canada	Peru	Total
April 30, 2011
Mineral properties	$ Nil	$100,000	$100,000

April 30, 2010
Mineral properties	$ Nil	$100,000	$100,000

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in or disagreements with our accountants.  Our audited financial statements for the period ended April 30, 2011 have been included in this form 10-K in reliance upon MNP LLP, Chartered Accountants, as experts in accounting and auditing.

Item 9A.  Controls and Procedures

Not Applicable.

Item 9A (T).  Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer/President is also as the chief financial officer/principal accounting officer (the “Certifying Officer”) of the Company, and this officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.  Our management has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting, and as a result, our disclosure controls and procedures were not effective as of April 30, 2011.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2011 based on the criteria for effective internal control over financial reporting established in “Internal Control – Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventative controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements.  In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.

Based upon this assessment, we have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting procedures was not effective as of April 30, 2011.  The material weakness which has been disclosed to and reviewed with, our independent auditor, is as follows:

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

Changes in internal control over financial reporting

There have been no changes during the quarter that ended April 30, 2011 in the Company’s internal controls over financial reporting hat have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Mr. Shahin Tabatabaei is serving the Company as the Chairman of the Board of Directors, Chief Executive Officer, Acting Chief Financial Officer, Acting Chief Principal Accounting Officer and Director.

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

Item 11.  Executive Compensation

Currently, the company is not paying Shahin Tabatabaei a salary.  The company is currently negotiating a contract for executive compensation for Shahin Tabatabaei.  At this time, no bonus, stock awards and option awards have been paid to Shahin Tabatabaei for the period ended April 30, 2011.

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All Other Compensation $	Total $

Shahin Tabatabaei	2011	0	0	0	0	0	0	0	0

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

		Amount of
Title of Class	Name and address of beneficial owner	beneficial	Percent of
		ownership	class

Common Stock	Shahin Tabatabaei, Director 1480 Benevides Stmiraflores Lima 18 R5 0000	0	0%

Item 13.  Certain Relationships, Related Transactions, and Director Independence.

For the fiscal year ended April 30, 2011, Management fees of $210,000 owed to a former director of the Company was settled through the issuance of 7,000,000 common shares

As of April 30, 2011, the amount of $16,158 was still owed to former directors and officers  of the company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

The Company issued an unsecured promissory note in the amount of $10,000 to a related party.  This subject unsecured promissory note bears no interest and is due upon demand.  This officer also loaned the company an additional $338 which is also unsecured, bears no interest and is due upon demand.

During fiscal 2011, the Company calculated imputed interest of $724 (2010 - $1,217) on the related parties’ notes.

During fiscal 2011, the officers of the Company incurred $nil (2010 - $10,454) for the expenses paid on behalf of the Company.

During fiscal 2011, the Company accrued $nil (2010 - $120,000) of management fees to the officers of the Company.

On November 20, 2007, the Company issued a promissory note in the amount of $60,000 to a related party. On June 10, 2009, this promissory note was settled with 12,000,000 common shares of the Company (Notes 4 and 5). The common shares issued on settlement of the notes were assigned a value of $1,680,000, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors. As this transaction was with a related party, the loss on the extinguishment of debt of $1,620,000 has been recorded as a capital transaction.

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

Item 14. Principal Accountant Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, MNP LLP, Chartered Accountants, for the audit of our annual financial statements for the years ended April 30, 2011.  For the year ended April 30, 2010, the table represent fees for the professional services and fees billed for other services rendered by are former auditors, Cinnamon Jang Willoughby & Company, Chartered Accountants which was acquired by MNP LLP,.  For the year ended April 30, 2008, the table represents fees for the professional services and fees billed by both Cinnamon Jang Willoughby & Company, Chartered Accountants and Webb & Company, P.A., Certified Public Accountants.

Description of Service	Fees (May 1, 2010 to April 30, 2011) ($)	Fees (July 11, 2005 (Inception) to April 30, 2011) ($)
Audit fees	25,064	133,119
Audit-related fees	-	-
Tax fees	-
All other fees		-
Total	25,064	133,119

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits
Number	Description
3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on July 11, 2005.
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

Nilam Resources, Inc.

Date: August 12, 2011	By /s/ Shahin Tabatabaei
Shahin Tabatabaei
Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Shahin Tabatabaei Shahin Tabatabaei	Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director	August 12, 2011