Form 10-Q
period 2011-07-31
Nilam Resources Inc.
filed 2011-10-11
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2011

[   ] Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period ______________to _____________

Commission File Number 333-135980

NILAM RESOURCES INC.
 (Exact name of small Business Issuer as specified in its charter)

Nevada	98-0487414
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Calle Alcanfores 761 - 1701
Miraflores, Lima 18, Peru
Issuer’s telephone number, including area code 1-917-294-4072

_______________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the proceeding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [   ]  No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,375,595 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of July 31, 2011.  The total number of authorized shares is 345,000,000.

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

The accompanying Condensed Consolidated Financial Statements of Nilam Resources, Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 2011. Significant accounting policies disclosed therein have not changed except as noted below.

Nilam Resources
(A Development Stage Company)
Unaudited
(Express in U.S. Dollars)

July 31, 2011

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2011

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	5	INTERIM CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2011 AND APRIL 30, 2011.

PAGE	6	INTERIM CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2011.

PAGE	7	INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2011.

PAGE	8	INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2011.

PAGES	9 - 15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	July 31, 2011	April 30, 2011 (Audited)
ASSETS

CURRENT ASSETS
Cash	$2,346	$1,502
	2,346	1,502
Investments	522,000	-
Mineral property (Note 3)	115,000	100,000
TOTAL ASSETS	$639,346	$101,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$350,810	$318,399
Subscriptions received in advance (Note 5)	7,776
Due to related parties (Note 6)	16,158	16,158
Notes payable – related parties (Note 4)	10,338	10,338

TOTAL LIABILITIES	385,082	344,895

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 52,055,595 shares and 50,375,595 shares issued and outstanding, respectively (Note 5)	52,056	50,376

Additional paid in capital (Note 5)	3,649,535	3,616,535

Accumulated deficit during exploration stage	(2,435,327)	(3,910,304)
Accumulated other comprehensive income	(1,012,000)	-
Total stockholders’ deficit	254,264	(243,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$639,346	$101,502

Nature of Operations (Note 1)

Subsequent Events (Note 8)

Approved on Behalf of the Board:

/s/ Shahin Tabatabaei, Director

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (STATED IN U.S. DOLLARS)

	For the Three Months Ended July 31, 2011	For the Three Months Ended July 31, 2010	For the Period From July 11, 2005 (Inception) to July 31, 2011
OPERATING EXPENSES
Accounting and auditing fees	$2,810	$2,950	$135,929
Consulting fees (Note 6)	48,190	30,000	587,190
Exploration costs and expenses	-	-	59,555
General and administrative	4,294	8,320	66,407
Insurance	-	-	27,000
Investor relation	-	-	55,393
Listing and filing fees	-	-	15,868
Legal fees	3,729	800	105,551
Management fees	-	-	330,000
Stock-based compensation	-	-	100,977
Travel	-	-	14,695
Wages	-	-	20,630
Impairment of mineral property	-	-	8,000
Total Operating Expenses	59,023	42,070	1,527,195
INCOME FROM OPERATIONS	(59,023)	(42,070)	(1,527,195)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908
Interest income	-	-	8
Loss on settlement of debt	-	-	(2,243,048)
Gain on sale of mineral properties	1,534,000	-	1,534,000

Total Other Income	1,534,000	-	(708,132)

NET INCOME (LOSS)	$1,474,977	$(42,070)	$(2,235,327)
Net unrealized gains (losses) on available for sale securities:	(1,012,000)	-	(1,012,000)
COMPREHENSIVE INCOME (LOSS)	$462,977	$(42,070)	$(3,247,327)

Basic and Diluted Income per Common Share	$0.03	$(0.00)	$0.14

Weighted average number of shares outstanding during the period – basic and diluted	50,463,048	37,160,779	15,772,812

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2011
(STATED IN U.S. DOLLARS)

				Accumulated	Accumulated
			Additional	Other	Deficit During
	Common Stock		Paid-In	Comprehensive	Exploration
	Shares	Amount	Capital	Income	Stage	Total

Common stock issued to founders for cash ($0.01 per share)	600,000	$600	$5,400	$-	-	$6,000
Common stock issued for cash ($0.10 per share)	550,000	550	54,450	-	-	55,000
Net loss for the period from July 11, 2005 (inception) to April 30, 2006	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	1,150,000	1,150	59,850	-	(10,193)	50,807
In-kind contribution of stock to officer	-	-	30,000		-	30,000
Net loss for the year	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	1,150,000	1,150	89,850	-	(78,672)	12,328
In-kind contribution of property	-	-	5,000	-	-	5,000
In-kind contribution of expenses	-	-	5,950	-	-	5,950
Stock-base compensation	-	-	100,977	-	-	100,977
Common stock issued for cash ($25 per share)
Net loss for the year	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	1,160,779	1,161	471,203	-	(420,914)	51,450
Common stock issued on property acquisition	20,000,000	20,000	180,000	-	-	200,000
In-kind contribution of expenses	-	-	56,474	-	-	56,474
Net loss for the period	-	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	21,160,779	$21,161	$707,677	$-	(903,991)	$(175,153)
In-kind contribution of expenses	-	-	7,217	-	-	7,217
Debt settlement	16,000,000	16,000	284,000	-	-	300,000
Loss on debt settlement			1,780,000	-	(1,620,000)	160,000
Issuance of convertible debentures			14,000	-	-	14,000
Net loss for the period	-	-	-	-	(753,625)	(753,625)

BALANCE, APRIL 30, 2010	37,160,779	$37,161	$2,792,894	$-	(3,277,616)	$(447,561)
In-kind contribution of expenses	-	-	4,324	-	-	4,324
Debt settlement	12,214,816	12,215	808,527	-	-	820,742
Issuance of convertible debentures			1,790	-	-	1,790
Common stock issued for cash ($0.01 per share)	1,000,000	1,000	9,000	-	-	10,000
Net loss for the period	-	-	-	-	(632,688)	(632,688)

BALANCE, APRIL 30, 2011	50,375,595	$50,376	$3,616,534	$-	(3,910,304)	$(243,394)
In-kind contribution of expenses	-	-	1,081	-	-	1,081
Common stock issued for cash ($0.02 per share)	1,680,000	1,680	31,920	-	-	33,600
Unrealized loss on available for sale investments	-	-	-	(1,012,000)	-	(1,012,000)
Net income for the period	-	-	-	-	1,474,977	1,474,977

BALANCE, JULY 31, 2011	52,055,595	$52,056	$3,649,535	$(1,012,000)	(2,435,327)	$254,264

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)

	For the Three Months Ended July 31, 2011	For the Three Months Ended July 31, 2010	For the Period From July 11, 2005 (Inception) to July 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income for the period	$1,474,977	$(42,070)	$(2,435,327)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	-	205,000
Gain on sale of mineral properties	(1,534,000)	-	(1,534,000)
In-kind contribution of expenses	1,081	1,081	74,956
In-kind contribution of shares	-	-	30,003
Accretion interest (Note 7)	-	7,074	15,790
Loss on debt settlement (Note 5)	-	-	2,243,048
Settlement of accounts payable	-	-	(14,803)
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	-	-	-
Accounts receivable	-	-	-
Accounts payable and accrued expenses	32,410	32,054	937,416
Subscriptions received in advance	7,776		7,776
Due to related parties	-	-	26,158
Net Cash Provided/Used In Operating Activities	(17,756)	(1,861)	(343,006)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	(15,000)	-	(65,000)
Net Cash Used In Investing Activities	(15,000)	-	(65,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	33,600	-	374,036
Notes payable – related parties	-	-	10,338
Net increase of Convertible debenture	-	1,917	25,978
Net Cash Used By Financing Activities	33,600	-	410,352

NET INCREASE IN CASH	844	56	2,346

CASH AT BEGINNING OF PERIOD	1,502	-	-

CASH AT END OF PERIOD	$2,346	$56	$2,346

Supplemental disclosure of cash flow information (Note 10)
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF July 31, 2011

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

(F) Investments

The Company classifies Investment as available-for-sale in its Consolidated Balance Sheets. Securities held for indefinite periods of time, including any securities that may be sold to assist in the clearing of payment service obligations or in the management of the investment portfolio, are classified as available-for-sale securities. These securities are recorded at fair value, with the net after-tax unrealized gain or loss recorded as a separate component of stockholder deficit. Realized gains and losses and other than-temporary impairments are recorded in the Consolidated Statements of Income (Loss).

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

(H) Income Taxes

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

(J) Business Segments

The Company operates in one industry segment within two geographical areas, Canada and Peru. The mineral property is held solely in the Peru segment.

(K) Business Combinations

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

(L) Derivative Instruments

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

(M) Concentration of Credit Risk

Cash includes deposits at a Canadian financial institution in US currency which is not covered by either the US FDIC limits or the Canadian CDI limits. The Company has placed its cash in a high credit quality financial institution.

(N) Fair Value of Financial Instruments

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

(O) Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  As at April 30, 2011, no element of comprehensive income or loss was noted.

(P) Recently Adopted Accounting Pronouncements

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

(Q) Recent Accounting Pronouncements

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

Others

On July 22, 2011, the Company entered into an agreement with (Proyecto Rocas) to develop the project of exploration of possible reserves in LA concession in the province of Bolognesi, Department of Ancash, Peru for $10,000. The Company will share 55% of the utilities and products of LA concession.

On July 22, 2011, the Company entered into an agreement with (Proyecto Rocas I) to develop the project of exploration of possible reserves in LA concession in the province of Bolognesi, Department of Ancash, Peru for $5,000. The Company will share 55% of the utilities and products of LA concession.

The company capitalized $15,000 towards mineral cost

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

For the three months ended July 31, 2011, the Company calculated imputed interest of $181 and fair value of a Director's fee of $900, which are all reflected as an in-kind contribution of expenses.

On June 15, 2011, the company signed a subscription agreement for 1,063,600 shares at $0.02 for cash.  As at July 31, 2011, $7,776 has been recorded as subscriptions received in advance.

On July 12, 2011, the company issued 1,680,000 common shares at $0.02 per share for cash.

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

As of July 31, 2011, $16,158 was owed to former directors and officers of the Company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

As of July 31, 2011, the Company accrued $30,000 (2011 - $30,000) of management fees to the officers of the Company.

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

NOTE 10 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During fiscal 2011, the Company settled $120,000 of its debt through issuance of 4,000,000 common shares. (Note 5)

During fiscal 2011, the Company issued 1,000,000 common shares at $0.01 per share for cash. (Note 5)

During fiscal 2011, the Company converted $210,000 management fees owing to the officers of the Company into 7,000,000 common shares. (Note 6)

During fiscal 2011, the Company converted $27,694 of its convertible debentures into 1,214,816 common shares. (Note 5)

During fiscal 2011, the Company recorded accretion interest on beneficial conversion features related to convertible debt of $7,790. (Note 7)

For the three months ended January 31, 2011, the Company issued  2,743,600 common shares at $0.02 per share for cash. (Note 5)

NOTE 11 CONTINGENCIES

There were no contingencies as at the report date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Critical Accounting Policies - Mineral Interest

Nilam Resources, Inc. is primarily engaged in the acquisition, exploration and development of mineral properties. Mineral property acquisition costs are initially capitalized when incurred using the guidance in EITF 04-02, “Whether Mineral Rights Are Tangible or Intangible Assets”  The Company assesses the carrying costs for impairment under SFAS 144, “Accounting for Impairment or Disposal of Long Lived Assets”. The Emerging Issues Task Force issued EITF 04-3, Mining Assets: Impairment and Business Combinations requires mining companies to consider cash flows related to the economic value of mining assets (including mineral properties and rights) beyond those assets’ proven and probable reserves, as well as anticipated market price fluctuations, when testing the mining assets for impairment in accordance with SFAS 144.

Pursuant to SFAS No. 144, the recoverability of the acquisition costs associated with the purchase of mineral rights presumes to be insupportable prior to determining the existence of a commercially minable deposit and have to be expensed.

Going Concern and Uncertainties

Nilam Resources, Inc. was incorporated under the laws of Nevada on July 11, 2005.  Our company is in the exploration stage with limited operations.  As reflected in the accompanying financial statements, our Company had loss in the current period of $1,474,977, and a negative cash flows from operations of $17,556. for the current period.  We have not generated any revenues from operations, and further losses are anticipated in the development of the business. This raises substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our principal office is located at Calle Alcanfores 761 – 1701, Miraflores, Lima 18, Peru. Our fiscal year ends April 30th.

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

Item 4.  CONTROLS and PROCEDURES OVER FINANCIAL REPORTING

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our CEO, president and sole director, who is also the principal financial officer of the Company, has further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of July 31, 2011.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2011 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of July 31, 2011.  The material weakness has been disclosed to, and reviewed with, our independent auditor.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended July 31, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of July 31, 2011, the end of the quarterly period covered by this report, the Company was not subject to any legal proceedings.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2009, the Company issued a 5% convertible debenture with a principal amount of $10,187 that is due and payable on August 10, 2010.  The interest and principal is due at maturity at the option of the Company in either cash or shares.  The convertible debenture may be converted into the Company’s common stock at a price of $0.05 per share, at the option of the holder.  As of July 31, 2011, the convertible debenture was not paid and not converted.

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

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5.  OTHER INFORMATION

As of July 31, 2011, all warrants were expired.

Item 6.  EXHIBITS AND REPORT ON FORM 8-K

1.	Certification of Mr. Shahin Tabatabaei, Chief Executive Officer and Acting Chief Financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

2.	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on this behalf by the undersigned, thereunto duty authorized.

Nilam Resources, Inc.

Dated October 11, 2011
/s/ Shahin Tabatabaei
Shahin Tabatabaei
CEO and Acting CFO