Form 10-K/A
period 2011-04-30
Nilam Resources Inc.
filed 2011-10-21
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/Amended

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

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2011

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	13	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2011 AND APRIL 30, 2010.

PAGE	14	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011.

PAGE	15	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011.

PAGE	16	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011.

PAGES	17 - 28	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nilam Resources Inc. (An Exploration Stage Company):

We have audited the accompanying consolidated balance sheets of Nilam Resources Inc. (“the Company”) as at April 30, 2011 and 2010, the related consolidated statements of operations, stockholders' equity and cash flows for the years ended April 30, 2011 and 2010, and for the period from May 1, 2007 to April 30, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  The financial statements of Nilam Resources Inc. for the period from inception on July 11, 2005 through April 30, 2007 were audited by other auditors whose report, dated July 11, 2007, expressed an unqualified opinion on those statements.  The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for such prior periods, is based solely on the report of the other auditors.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, these consolidated financial statements present fairly, in all material respects, the financial position of the company as at April 30, 2011 and 2010, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

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

MNP LLP, Chartered Accountants
Vancouver, BC, Canada
August 12, 2011

Webb & Company, P.A.

Certified Public Accountants

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

In our opinion, the financial statements referred to above present fairly in all material respects, the financial position of Nilam Resources, Inc. as of April 30, 2007 and the results of its operations and its cash flows for the year ended April 30, 2007 and for the period from July 11, 2005 (Inception) to April 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

Nilam Resources, Inc.

Date: October 21, 2011	By /s/ Shahin Tabatabaei
Shahin Tabatabaei
Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Shahin Tabatabaei Shahin Tabatabaei	Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director	October 21, 2011