Form 10-Q
period 2011-10-31
Nilam Resources Inc.
filed 2011-12-20
CIK 1368714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2011

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

____________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [   ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,375,595 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of October 31, 2011.  The total number of authorized shares is 345,000,000.

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

October 31, 2011

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2011

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	5	INTERIM CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2011 AND APRIL 30, 2011.

PAGE	6	INTERIM CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2011.

PAGE	7	INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2011.

PAGE	8	INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2011.

PAGES	9 - 15	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	October 31, 2011	April 30, 2011 (Audited)
ASSETS

CURRENT ASSETS
Cash	$2,728	$1,502
Prepaid expenses and deposits (Note 4)	24,540	-
	27,268	1,502
Investments (Note 4)	1,440,000	-
Mineral property (Note 3)	115,000	100,000
TOTAL ASSETS	$1,582,268	$101,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$406,216	$318,399
Due to related parties (Note 7)	16,158	16,158
Share subscription liability (Note 6)	21,272	-
Notes payable - related parties (Note 5)	10,338	10,338

TOTAL LIABILITIES	453,984	344,895

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 52,055,595 shares and 50,375,595 shares issued and outstanding, respectively (Note 6)	52,056	50,376

Additional paid in capital (Note 6)	3,650,617	3,616,535

Accumulated deficit during exploration stage	(2,480,389)	(3,910,304)
Accumulated other comprehensive income	(94,000)	-
Total stockholders’ deficit	1,128,284	(243,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$1,582,268	$101,502

Nature of Operations (Note 1)

Subsequent Events (Note 8)

Approved on Behalf of the Board:

/s/ Shahin Tabatabaei, Director

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(STATED IN U.S. DOLLARS)

	For the Three Months Ended October 31, 2011	For the Three Months Ended October 31, 2010	For the Six Months Ended October 31, 2011	For the Six Months Ended October 31, 2010	For the Period From July 11, 2005 (Inception) to October 31, 2011
OPERATING EXPENSES
Accounting and auditing fees	$ 4,620	$ 2,617	$ 7,432	$ 5,567	$ 140,551
Consulting fees	34,527	30,000	82,717	60,000	621,717
Exploration costs and expenses	-	-	-	-	59,555
General and administrative	1,221	2,334	5,513	10,654	67,626
Insurance	-	-	-	-	27,000
Investor relation	-	-	-	-	55,393
Listing and filing fees	1,340	2,020	1,340	2,020	17,208
Legal fees	3,343	800	7,072	1,600	108,894
Management fees	-	-	-	-	330,000
Stock-based compensation	-	-	-	-	100,977
Travel	-	-	-	-	14,695
Wages	-	-	-	-	20,630
Impairment of mineral property	-	-			208,000
Total Operating Expenses	45,051	37,771	104,074	79,841	1,772,246
LOSS FROM OPERATIONS	(45,051)	(37,771)	(104,074)	(79,841)	(1,772,246)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	(11)	-	(11)	-	897
Interest income	-	-	-	-	8
Loss on settlement of debt	-	-	-	-	(2,243,048)
Gain on sale of mineral properties	-	-	1,534,000	-	1,534,000

Total Other (Expense)/Income	(11)	-	1,533,989	-	(708,143)

NET INCOME (LOSS)	(45,062)	(37,771)	1,429,915	(79,841)	(2,480,389)
Other Comprehensive Income - Unrealized gain on available for sale investments	918,000	-	(94,000)	-	(94,000)
COMPREHENSIVE INCOME (LOSS)	$ 872,938	$ (37,771)	$ 1,335,915	$ (79,841)	$ (2,574,389)

Basic and Diluted Income (loss) per Common Share	$ (0.01)	$ (0.00)	$ 0.03	$ (0.00)	$ (0.15)

Weighted average number of shares outstanding during the period - basic and diluted	53,015,148	37,160,779	51,868,850	37,160,779	16,894,145

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2011
(STATED IN U.S. DOLLARS)

						Accumulated	Accumulated
	Preferred				Additional	Other	Deficit During
	Stock		Common Stock		Paid-In	Comprehensive	Exploration
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Common stock issued to
founders for cash ($0.01 per
share)	-	$ -	600,000	$ 600	$ 5,400	$ -	-	$ 6,000
Common stock issued for
cash ($0.10 per share)	-	-	550,000	550	54,450		-	55,000
Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-		(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850		(10,193)	50,807
In-kind contribution of stock to officer	-	-	-	-	30,000		-	30,000
Net loss for the year	-	-	-	-	-		(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850		(78,672)	12,328
In-kind contribution of property	-	-	-	-	5,000		-	5,000
In-kind contribution of expenses	-	-	-	-	5,950		-	5,950
Stock-base compensation	-	-	-	-	100,977		-	100,977
Common stock issued for	-	-	10,779	11	269,426		-	269,437
cash ($25 per share)
Net loss for the year	-	-	-	-	-		(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203		(420,914)	51,450
Common stock issued on
property acquisition	-	-	20,000,000	20,000	180,000		-	200,000
In-kind contribution of expenses	-	-	-	-	56,474		-	56,474
Net loss for the period	-	-	-	-	-		(483,077)	(483,077)

BALANCE, APRIL 30, 2009	-	-	21,160,779	$ 21,161	$ 707,677		(903,991)	(175,153)
In-kind contribution of expenses	-	-	-	-	7,217		-	7,217
Debt settlement	-	-	16,000,000	16,000	284,000		-	300,000
Loss on debt settlement	-	-			1,780,000		(1,620,000)	160,000
Issuance of convertible debentures	-	-			14,000		-	14,000
Net loss for the period	-	-	-	-	-		(753,625)	(753,625)
.
BALANCE, APRIL 30, 2010	-	-	37,160,779	$ 37,161	$ 2,792,894		(3,277,616)	(447,561)
In-kind contribution of expenses	-	-	-	-	4,324		-	4,324
Debt settlement	-	-	12,214,816	12,215	808,527		-	820,742
Issuance of convertible debentures	-	-			1,790		-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000		-	10,000
Net loss for the period	-	-	-	-	-		(632,688)	(632,688)

BALANCE, APRIL 30, 2011	-	-	50,375,595	$ 50,376	$ 3,616,534		(3,910,304)	$ (243,393)
In-kind contribution of expenses	-	-	-	-	1,081		-	1,081
Common stock issued for cash ($0.02 per share)	-	-	1,680,000	1,680	31,920		-	33,600
Unrealized loss on available for sale investments	-	-	-	-	-	(1,012,000)	-	(1,012,000)
Net income for the period	-	-	-	-	-		1,474,977	1,474,977

BALANCE, JULY 31, 2011	-	-	52,055,595	52,056	3,649,535	(1,012,000)	(2,435,327)	254,265

In-kind contribution of expenses	-	-	-	-	1,081	-	-	1.081
Adjustment to unrealized gain on available for sale investments	-	-	-	-	-	918,000	-	918,000
Net income for the period	-	-	-	-	-	-	(45,062)	(45,062)

BALANCE, OCTOBER 31, 2011	-	-	52,055,595	$ 52,056	$ 3,650,617	$ (94,000)	$ (2,480,389)	$ 1,128,284

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(STATED IN U.S. DOLLARS)

	For the Six Months Ended October 31, 2011	For the Six Months Ended October 31, 2010	For the Period From July 11, 2005 (Inception) to October 31, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss) for the period	$1,429,915	$(79,841)	$(2,480,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of mineral properties	(1,534,000)	-	(1,534,000)
Foreign exchange gain/loss	-	-	-
Impairment of mineral properties	-	-	205,000
In-kind contribution of expenses	2,162	2,162	76,037
In-kind contribution of shares	-	-	30,003
Accretion interest	-	7,790	15,816
Loss on debt settlement	-	-	2,243,048
Settlement of accounts payable	-	-	(14,803)
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	87,817	67,491	992,823
Due to related parties	-	-	26,158
Net Cash Used In Operating Activities	(14,106)	(2,398)	(339,356)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Subscription for marketable securities (Note 4)	(24,540)	-	(24,540)
Purchase of mineral rights	(15,000)	-	(65,000)
Net Cash Used In Investing Activities	(39,540)	-	(89,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscriptions	54,872	-	395,308
Notes payable - related parties	-	-	10,338
Proceeds from convertible debenture	-	2,436	25,978
Net Cash Provided By Financing Activities	54,872	2,436	431,624

NET INCREASE (DECREASE) IN CASH	1,226	38	2,728

CASH AT BEGINNING OF PERIOD	1,502	-	-

CASH AT END OF PERIOD	$2,728	$38	$2,728
Supplemental disclosure of cash flow information (Note 10)
Interest paid	-	-	-
Taxes paid	-	-	-

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

AS OF OCTOBER 31, 2011

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

The unaudited condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011, which was filed with the United States Securities and Exchange Commission on October 21, 2011. The results of operations for the three months ended October 31, 2011 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending April 30, 2012.

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

(O) Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  During the period ended October 31, 2011, the Company has other comprehensive income related to its investments in marketable securities (Note 4).

NOTE 3 MINERAL PROPERTIES

Llippa Property

On December 10, 2007, the Company, through its wholly owned Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llippa Project, Peru, for $100,000. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.

Linderos Property

In the period ended October 31, 2011, the Company entered into two agreements with Portage Resources Inc. to sell all rights, title and interest for the Linderos 4 and 5 mining concessions, located in the Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru. The Company had previously recognized an impairment loss of $200,000 related to these concessions during the year ended April 30, 2010.

Total consideration for the sale of the Linderos 4 concessions is 10,000,000 common shares of Portage Resources Inc. and total consideration for the sale of the Linderos 5 concessions is 8,000,000 common shares of Portage Resources Inc. Due to the impairment loss recognized in 2010, these concessions had a carrying value of $nil at the sale agreement dates. Consequently, the Company recognized a gain of $1,534,000 on the sale of these concessions, based on the market value of the shares received on the agreement dates.

Others

On July 22, 2011, the Company entered into an agreement to develop the Rocas mining concession in the province of Bolognesi, Department of Ancash, Peru for $10,000. The Company must make a minimum investment of $100,000 in the project within 24 months of the agreement and must share 45% of any resultant profits with the seller of the project. On September 26, 2011, the Company entered into an agreement with Portage Minerais Peru S.A.  to sell 55% of its ownership of the project for seven million shares of Portage Resources Inc. The additional 45% of its ownership can be acquired by Portage Minerais Peru S.A. at any time for $0.675 per each ounce of silver on the total silver resource.

On July 22, 2011, the Company entered into an agreement to develop the Rocas I mining concession in the province of Bolognesi, Department of Ancash, Peru for $5,000. The Company must make a minimum investment of $50,000 in the project within 24 months of the agreement and must share 45% of any resultant profits with the seller of the project.  On September 30, 2011, the Company entered into an agreement with Portage Minerais Peru S.A.  to sell 55% of its ownership of the project for three and a half million shares of Portage Resources Inc. The additional 45% of its ownership can be acquired by Portage Minerais Peru S.A. at any time for $0.675 per each ounce of silver on the total silver resource.

As the Company did not receive the proceeds from Portage Resources Inc. and did not transfer title of the concessions prior to October 31, 2011, the Company has not yet recognized the sale of the Rocas projects.

NOTE 4 INVESTMENTS AND DEPOSITS

The Company’s investments consist of 18,000,000 shares of Portage Resources Inc. which were acquired in the sales of the Linderos mining concessions (Note 3).  The shares are carried at their market value at October 31, 2011, with any changes in value being recorded as other comprehensive income.

The Company also paid $24,540 as a share subscription deposit to Portage Resource Inc. for a further 245,500 shares at $0.10 per share.

NOTE 5 NOTES PAYABLE - RELATED PARTY

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand.

On November 6, 2007, a shareholder loaned the Company $338 to establish a bank account in Peru. There are no terms of repayment and the amount is non-interest bearing.

NOTE 6 STOCKHOLDERS’ DEFICIT

For the six months ended October 31, 2011, the Company calculated imputed interest of $362 and fair value of a Director's fee of $1,800, which are all reflected as an in-kind contribution of expenses.

On June 15, 2011, the company signed a subscription agreement for 1,063,600 shares at $0.02 for cash.  The proceeds of this agreement were received during the period ended October 31, 2011, but the shares have not yet been issued, resulting in a share subscription liability of $21,272.

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

As of October 31, 2011, $16,158 was owed to former directors and officers of the Company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

As of October 31, 2011, the Company accrued $60,000 (2011 - $60,000) of management fees to the officers of the Company.

NOTE 8 SUBSEQUENT EVENTS

On December 1, 2011, the company signed a subscription agreement for 1,401,900 shares at $0.02 for cash.

On December 1, 2011, the company signed a subscription agreement for 1,574,250 shares at $0.02 for cash.

NOTE 9 COMPARATIVE FIGURES

Certain of the comparative figures have been classified to conform to the presentation adopted in the current period.

NOTE 10 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the six months ended October 31, 2011, the Company issued  1,680,000 common shares at $0.02 per share for cash. (Note 5)

On August 10, 2011, the Company entered into a subscription agreement to purchase 195,400 shares from Portage Resources Inc. at $0.10 per share. The Company has also advanced an additional $5,000 to Portage Resource Inc. as a deposit for additional shares at $0.10 per share.

NOTE 11 CONTINGENCIES

There were no contingencies as at the report date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Business Overview and Uncertainties

Nilam Resources, Inc. was incorporated under the laws of Nevada on July 11, 2005.  Our company is in the exploration stage with limited operations.  As reflected in the accompanying financial statements, our Company had a comprehensive income in the current period of $872,938.  We had a net loss from operations of $45,062, and an unrealized gain from the sale of investments of $918,000.  The company also had a negative cash flow from operations of $14,106 for the current period.

We have not generated any revenues from operations, and further losses from operations are anticipated in the development of the business. This raises substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Our principal office is located at Calle Alcanfores 761 - 1701, Miraflores, Lima 18, Peru.  Our fiscal year ends April 30th.

Changes in Comprehensive Net Gain

The comprehensive net gain in the period ending October 31, 2011 decreased by $602,039 from the period ending July 31, 2011.  The comprehensive net gain for the period ending October 31, 2011 was $ 872,938, and the comprehensive net gain for the period ending July 31, 2011 was $ 1,474,977.

Changes in Net Loss

The net loss from operations in the quarter ending October 31, 2011 decreased by $ 13,961 from the quarter ending July 31, 2011.  The net loss for the period ending October 31, 2011 was $45,062, and the net loss for the period ending July 31, 2011 was $ 59, 023.

Unrealized Gain from Sale of Investment of Rocas Property I

The company had an unrealized gain from the Sale of Investment property of $ 554,555 for the sale of Rocas I Property.  The unrealized gain is not from the ordinary course of business.  On July 22, 2011, the Company entered into an agreement to develop the Rocas I mining concession in the province of Bolognesi, Department of Ancash, Peru for $10,000.  On September 26, 2011, the company sold its interest in Rocas Property I for 7 million shares of Portage Resources, Inc. Valuded at $560,000.

As the Company did not receive the proceeds from Portage Resources, Inc. And did not transfer title of the concessions prior to October 31, 2001, the Company has not yet recognized the sale of the Rocas 1 project.

Unrealized Gain from Sale of Investment of Rocas Property II

The company had an another unrealized gain from the Sale of Investment Property of $ 277,195 for the sale of Rocas II.  On July 22, 2011, the Company entered into another agreement to develop the Rocas II mining concession in the province of Bolognesi, Department of Ancash, Peru for $5,000.  On September 26, 2011, the company agreed to sell its interest in Rocas Property II for 3.5 million shares of Portage Resoruces, Inc. valued at $280,000.

As the Company did not receive the proceeds from Portage Resources Inc. and did not transfer title of the concessions prior to October 31, 2011, the Company has not yet recognized the sale of the Rocas II  project.

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

Item 4.  CONTROLS and PROCEDURES OVER FINANCIAL REPORTING

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our CEO, president and sole director, who is also the principal financial officer of the Company, has further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of October 31, 2011.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of Octorber 31, 2011 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of October 31, 2011.  The material weakness has been disclosed to, and reviewed with, our independent auditor.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended October 31, 2011 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of October 31, 2011, the end of the quarterly period covered by this report, the Company was not subject to any legal proceedings.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2009, the Company issued a 5% convertible debenture with a principal amount of $10,187 that is due and payable on August 10, 2010.  The interest and principal is due at maturity at the option of the Company in either cash or shares.  The convertible debenture may be converted into the Company’s common stock at a price of $0.05 per share, at the option of the holder.  As of October 31, 2011, the convertible debenture was not paid and not converted.

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

None.

Item 5.  OTHER INFORMATION

As of October 31, 2011, all warrants were expired.

Item 6.  EXHIBITS AND REPORT ON FORM 8-K

31.

Certification of Mr. Shahin Tabatabaei, Chief Executive Officer and Acting Chief Financial officer, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.

Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. section 1350, as adopted pursuant to section 906 of the Sarbanes Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on this behalf by the undersigned, thereunto duty authorized.

Nilam Resources, Inc.

Dated December 19, 2011
/s/ Shahin Tabatabaei
Shahin Tabatabaei
CEO and Acting CFO