Form 10-Q
period 2012-01-31
Nilam Resources Inc.
filed 2012-03-15
CIK 1368714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended January 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [  ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [  ]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 50,342,595 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of January 31, 2012.  The total number of authorized shares is 345,000,000.

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

January 31, 2012

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

January 31, 2012

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	5	INTERIM CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2012 AND APRIL 30, 2011.

PAGE	6	INTERIM CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED JANUARY 31, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2012.

PAGE	7-8	INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2012.

PAGE	9 - 10	INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE NINE MONTHS ENDED JANUARY 31, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JANUARY 31, 2012.

PAGES	11 - 20	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET

(Unaudited)
(STATED IN U.S. DOLLARS)

	January 31, 2012	April 30, 2011 (Audited) (Restated - Note 12)
ASSETS

CURRENT ASSETS
Cash	$10,958	$1,502
Prepaid expenses and deposits (Note 4)	24,545	-
Short-term loan (Note 10)	5,520	-
	41,023	1,502
Investments (Note 4)	720,000	-
Mineral property (Note 3)	115,000	100,000
TOTAL ASSETS	$876,023	$101,502

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$423,477	$318,399
Due to related parties (Note 7)	16,158	16,158
Share subscription liability (Note 6)	49,310	-
Notes payable - related parties (Note 5)	10,338	10,338

TOTAL LIABILITIES	499,283	344,895

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 50,055,595 shares and 50,375,595 shares issued and outstanding, respectively (Note 6)	52,056	50,376

Additional paid in capital (Note 6)	10,651,698	10,616,535

Accumulated deficit during exploration stage	(9,513,014)	(10,910,304)
Accumulated other comprehensive income	(814,000)	-
Total stockholders’ equity (deficit)	376,740	(243,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$876,023	$101,502

Nature of Operations (Note 1)

Subsequent Events (Note 8)

Approved on Behalf of the Board:

___________________________, Director

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(STATED IN U.S. DOLLARS)

	For the Three Months Ended January 31, 2012	For the Three Months Ended January 31, 2011	For the Nine Months Ended January 31, 2012	For the Nine Months Ended January 31, 2011	For the Period From July 11, 2005 (Inception) to January 31, 2012 (Restated - Note 12)
OPERATING EXPENSES
Accounting and auditing fees	$ 4,377	$ 2,550	$ 11,808	$ 8,116	$ 144,927
Consulting fees	22,697	30,000	105,414	90,000	644,414
Exploration costs and expenses	-	-	-	-	59,555
General and administrative	1,300	1,210	6,813	11,864	68,926
Insurance	-	-	-	-	27,000
Investor relation	-	-	-	-	55,393
Listing and filing fees	700	790	2,040	2,810	17,908
Legal fees	3,000	1,000	10,072	2,600	111,894
Management fees	-	-	-	-	330,000
Stock-based compensation (Note 6)	-	-	-	-	100,977
Travel	-	1,708	-	1,708	14,695
Wages	-	-	-	-	20,630
Impairment of mineral property	-	-			7,208,000
Total Operating Expenses	32,074	37,258	136,147	117,098	8,804,319
LOSS FROM OPERATIONS	(32,074)	(37,258)	(136,147)	(117,098)	(8,804,319)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	(68)	-	(79)	-	829
Interest income	-	-	-	-	8
Loss on settlement of debt	-	-	-	-	(2,243,048)
Gain on sale of mineral properties	-	-	1,534,000	-	1,534,000
Total Other (Expense)/Income	(68)	-	1,533,921	-	(708,211)

NET INCOME/LOSS BEFORE INCOME TAXES	$ (32,142)	$ (37,258)	$ 1,397,774	$ (117,098)	$ (9,512,530)

Income taxes	484	-	484	-	484
NET INCOME/LOSS AND COMPREHENSIVE LOSS	$ (32,626)	$ (37,258)	$ 1,397,290	$ (117,098)	$ (9,513,014)

Basic and Diluted Loss per Common Share	$ (0.00)	$ (0.00)	$ 0.03	$ (0.00)	$ (0.50)

Weighted average number of shares outstanding during the period - basic and diluted	53,015,148	37,199,472	51,868,850	45,555,179	18,972,407

See accompanying notes to financial statements

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED INTERIM STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2011
(STATED IN U.S. DOLLARS)

	(Restated - Note 12)				(Restated - Note 12)	(Restated - Note 12) Accumulated	(Restated - Note 12) Accumulated
	Preferred		(Restated - Note 12)		Additional	Other	Deficit During
	Stock		Common Stock		Paid-In	Comprehensive	Exploration
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Common stock issued to
founders for cash ($0.01 per
share)	-	$-	600,000	$600	$5,400		$-	$6,000
Common stock issued for
cash ($0.10 per share)	-	-	550,000	550	54,450		-	55,000
Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-		(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850		(10,193)	50,807
In-kind contribution of stock to officer	-	-	-	-	30,000		-	30,000
Net loss for the year	-	-	-	-	-		(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850		(78,672)	12,328
In-kind contribution of property	-	-	-	-	5,000		-	5,000
In-kind contribution of expenses	-	-	-	-	5,950		-	5,950
Stock-base compensation	-	-	-	-	100,977		-	100,977
Common stock issued for	-	-	10,779	11	269,426		-	269,437
cash ($25 per share)
Net loss for the year	-	-	-	-	-		(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203		(420,914)	51,450
Common stock issued on
property acquisition	-	-	20,000,000	20,000	7,180,000		-	7,200,000
In-kind contribution of expenses	-	-	-	-	56,474		-	56,474
Net loss for the period	-	-	-	-	-		(7,483,077)	(7,483,077)

BALANCE, APRIL 30, 2009	-	-	21,160,779	$21,161	$7,707,677		(7,903,991)	(175,153)
In-kind contribution of expenses	-	-	-	-	7,217		-	7,217
Debt settlement	-	-	16,000,000	16,000	284,000		-	300,000
Loss on debt settlement	-	-			1,780,000		(1,620,000)	160,000
Issuance of convertible debentures	-	-			14,000		-	14,000
Net loss for the period	-	-	-	-	-		(753,625)	(753,625)
.
BALANCE, APRIL 30, 2010	-	-	37,160,779	$37,161	9,792,894		(10,277,616)	(447,561)
In-kind contribution of expenses	-	-	-	-	4,324		-	4,324
Debt settlement	-	-	12,214,816	12,215	808,527		-	820,742
Issuance of convertible debentures	-	-			1,790		-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000		-	10,000
Net loss for the period	-	-	-	-	-		(632,688)	(632,688)

BALANCE, APRIL 30, 2011	-	-	50,375,595	$50,376	10,616,535		(10,910,304)	$(243,393)
In-kind contribution of expenses	-	-	-	-	3,243		-	3,243
Common stock issued for cash ($0.02 per share)	-	-	1,680,000	1,680	31,920		-	33,600
Unrealized loss on available for sale investments	-	-	-	-	-	(814,000)	-	(814,000)
Net income for the period	-	-	-	-	-		1,397,290	1,397,290

BALANCE, JANUARY 31, 2012	-	-	52,055,595	52,056	10,651,698	(814,000)	(9,513,014)	376,740

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(STATED IN U.S. DOLLARS)

	For the Nine Months Ended January 31, 2012	For the Nine Months Ended January 31, 2011	For the Period From July 11, 2005 (Inception) to January 31, 2012 (Restated - Note 12)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income/loss for the period	$1,397,290	$(297,378)	$(9,513,014)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on sale of mineral properties	(1,534,000)	-	(1,534,000)
Foreign exchange gain	-	(814)	-
Impairment of mineral properties	-	-	7,205,000
In-kind contribution of expenses	3,243	5,809	77,118
In-kind contribution of shares	-	-	30,003
Accretion interest (Note 7)	-	-	15,790
Loss on debt settlement (Note 5)	-	-	2,243,048
Settlement of accounts payable	-	-	(14,803)
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	-	-	-
Short-term loan (Note 10)	(5,520)	-	(5,520)
Accounts receivable	-	-	-
Accounts payable and accrued expenses	105,078	270,862	1,010,084
Due to related parties	-	10,454	26,158
Net Cash Used In Operating Activities	(33,909)	(11,067)	(359,159)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Subscription for marketable securities	(24,545)	-	(24,545)
Purchase of mineral rights	(15,000)	-	(65,000)
Net Cash Used In Investing Activities	(39,545)	-	(89,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Share subscription liability	82,910	-	423,346
Notes payable - related parties	-	-	10,338
Proceeds from convertible debenture	-	11,000	25,978
Net Cash Provided By Financing Activities	82,910	11,000	459,662

NET INCREASE (DECREASE) IN CASH	9,456	(67)	10,958

CASH AT BEGINNING OF PERIOD	1,502	79	-

CASH AT END OF PERIOD	$10,958	$12	$10,958

Supplemental disclosure of cash flow information (Note 10)
Interest paid	-	-	-
Taxes paid	-	-	-
	-	-	-

See accompanying notes to financial statements.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

AS OF JANUARY 31, 2012

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

The unaudited interim condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2011, which was filed with the United States Securities and Exchange Commission on October 21, 2011. The results of operations for the nine months ended January 31, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending April 30, 2012.

These interim financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. Management cannot provide assurance that the Company will ultimately achieve profitable operations or become cash flow positive, or raise additional debt and/or equity capital.  If the Company is unable to raise additional capital in the near future, due to the Company’s liquidity problems, management expects that the Company will need to liquidate assets, seek additional capital on less favorable terms and/or pursue other remedial measures.  These financial statements do not include any adjustments related to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(I) Foreign Currency Translation

The financial statements are presented in United States dollars.  In accordance with FASB ASC 830-30, “Translation of Financial Statements”, foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date.  Revenue and expenses are translated at average rates of exchange during the year

Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations.

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

The Company’s financial instruments consist principally of cash, investments, accounts payable, amounts due to related parties, notes payable, and convertible debenture.

Pursuant to FASB ASC 820, the fair value of the Company’s cash equivalents and investments are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(O) Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  During the period ended January 31, 2012, the Company has other comprehensive income related to its investments in marketable securities (Note 4).

NOTE 3 MINERAL PROPERTIES

Llippa Property

On December 10, 2007, the Company, through its wholly owned Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llippa Project, Peru, for $100,000. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.

Linderos Property

In the period ended January 31, 2012, the Company entered into two agreements with Portage Resources Inc. to sell all rights, title and interest for the Linderos 4 and 5 mining concessions, located in the Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru. The Company had previously recognized an impairment loss of $200,000 related to these concessions during the year ended April 30, 2010.

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

As the Company did not receive the proceeds from Portage Resources Inc. and did not transfer title of the concessions prior to January 31, 2012, the Company has not yet recognized the sale of the Rocas projects.

NOTE 4 INVESTMENTS AND DEPOSITS

The Company’s investments consist of 18,000,000 shares of Portage Resources Inc. which were acquired in the sales of the Linderos mining concessions (Note 3).  The shares are carried at their market value at January 31, 2012, with any changes in value being recorded as other comprehensive income.

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

NOTE 6 STOCKHOLDERS’ DEFICIT

For the nine months ended January 31, 2012, the Company calculated imputed interest of $543 and fair value of a Director's fee of $2,700, which are all reflected as an in-kind contribution of expenses.

On July 12, 2011, the company issued 1,680,000 common shares at $0.02 per share for cash.

On June 15, 2011, the company signed a subscription agreement for 1,063,600 shares at $0.02 for cash.  The proceeds of this agreement were received during the period ended January 31, 2012, but the shares have not yet been issued, resulting in a share subscription liability of $21,272.

On December 1, 2011, the company signed a subscription agreement for 1,401,900 shares at $0.02 for cash. The proceeds of this agreement were received during the period ended January 31, 2012, but the shares have not yet been issued, resulting in a share subscription liability of $28,038.

On December 1, 2011, the company signed a subscription agreement for 1,574,250 shares at $0.02 for cash. The shares have not been issued and no proceeds of this agreement were received during the period ended January 31, 2012.

NOTE 7 RELATED PARTY TRANSACTIONS

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a related party.  This promissory note is unsecured, bears no interest and is due on demand (Note 4). During fiscal 2008, the officer loaned the Company a further $338. This loan is also unsecured, bears no interest and is due on demand (Note 4).

As of January 31, 2012, $16,158 was owed to former directors and officers of the Company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

As of January 31, 2012, the Company accrued $60,000 (2011 - $90,000) of management fees to the officers of the Company.

NOTE 8 SUBSEQUENT EVENTS

On February 1, 2012, the company signed a subscription agreement for 990,000 shares at $0.02 for cash.

NOTE 9 COMPARATIVE FIGURES

Certain of the comparative figures have been classified to conform to the presentation adopted in the current period.

NOTE 10 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

For the nine months ended January 31, 2012, the Company issued 1,680,000 common shares at $0.02 per share for cash. (Note 6)

On August 10, 2011, the Company entered into a subscription agreement to purchase 195,400 shares from Portage Resources Inc. at $0.10 per share. The Company has also advanced an additional $5,000 to Portage Resource Inc. as a deposit for additional shares at $0.10 per share.

On November 30, 2011, the Company entered into short-term loan agreement to lend Portage Resources Inc. in the amount of $5,520. This loan is unsecured and is due on or before a day which is six months from the date of the loan agreement. The loan bears no interest for six months whereby non-payment after six months would incur a $100 per month non-compounded interest charge.

NOTE 11 CONTINGENCIES

There were no contingencies as at the report date.

NOTE 12 RESTATEMENT

On November 20, 2007, the Company issued a promissory note in the amount of $60,000 to a related party. On June 10, 2009, this promissory note was settled with 12,000,000 common shares of the Company. The common shares issued on settlement of the notes were assigned a value of $1,680,000, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors. The Company presented this transaction as a capital transaction in its financial statements for the year ended April 30, 2010; however the Company has determined that the difference between the carrying amount of the debt and the value of the common shares issued should have been recorded as a loss on extinguishment.

On February 10, 2009, the Company, through its wholly owned Peruvian subsidiary, acquired the right, title and interest in and to Linderos mining concessions, Peru. In consideration for the property, the Company issued 20,000,000 of its common shares, which it valued at $200,000.   The Company has determined that common shares issued should have been valued at their then trading price of $0.36 per share, resulting in a valuation of the Linderos property of $7,200,000.  Subsequent to recording the property at $7,200,000 the company wrote the property down to the fair value of $200,000.

The Company has restated the financial statements as follows:

Consolidated Balance Sheet:	April 30, 2011 (Previously Reported)	April 30, 2011 (Restated)	April 30, 2010 (Previously Reported)	April 30, 2010 (Restated)
ASSETS

CURRENT ASSETS
Cash	$1,502	1,502	-	$-
	1,502	1,502	-	-
Mineral properties (Note 3)	100,000	100,000	100,000	100,000
TOTAL ASSETS	$101,502	101,502	100,000	$100,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$318,399	318,399	501,683	$501,683
Due to related parties (Note 6)	16,158	16,158	16,158	16,158
Convertible debentures (Note 7)	-	-	19,382	19,382
Notes payable - related parties (Note 4)	10,338	10,338	10,338	10,338

TOTAL LIABILITIES	344,895	344,895	547,561	547,561

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 50,375,595 shares and 37,160,779 shares issued and outstanding, respectively (Note 5)	50,376	50,376	37,161	37,161

Additional paid in capital (Note 5)	3,616,535	10,616,535	2,792,894	9,792,894

Accumulated deficit during exploration stage	(3,910,304)	(10,910,304)	(3,277,616)	(10,277,616)
Total stockholders’ deficit	(243,393)	(243,393)	(447,561)	(447,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101,502	101,502	100,000	$100,000

Consolidated Statement of Operations:

	As Previously Reported For the Year Ended April 30, 2010	As Restated For the Year Ended April 30, 2010	As Previously Reported For the Period from inception to April 30, 2011	As Restated For the Period from Inception to April 30, 2011
OPERATING EXPENSES
Accounting and auditing fees	$15,350	$15,350	133,119	133,119
Consulting fees	240,000	240,000	539,000	539,000
Exploration costs and expenses	10,453	10,453	59,555	59,555
General and administrative	15,878	15,878	62,113	62,113
Insurance	-	-	27,000	27,000
Investor relation	-	-	55,393	55,393
Listing and filing fees	1,180	1,180	15,868	15,868
Legal fees	(9,236)	(9,236)	101,822	101,822
Management fees	120,000	120,000	330,000	330,000
Stock-based compensation	-	-	100,977	100,977
Travel	-	-	14,695	14,695
Wages	-	-	20,630	20,630
Impairment of mineral property	200,000	200,000	208,000	7,208,000
Total Operating Expenses	593,625	593,625	1,668,172	8,668,172
LOSS FROM OPERATIONS	(593,625)	(593,625)	(1,668,172)	(8,668,172)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908	908
Interest income	-	-	8	8
Loss on settlement of debt	(160,000)	(1,780,000)	(2,243,048)	(2,243,048)

Total Other (Expense)/Income	(160,000)	(1,780,000)	(2,242,132)	(2,242,132)

NET LOSS AND COMPREHENSIVE LOSS	$(753,625)	$(2,373,625)	(3,910,304)	(10,910,304)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.07)	(0.29)	(0.82)

Consolidated Statement of Changes in Stockholders’ Equity:

As Previously Reported:			Common Stock		Additional Paid-In	Accumulated
			Shares	Amount	Capital	Deficit	Total
BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$707,677	$(903,991)	$(175,153)
In-kind contribution of expenses	-	-	-	-	7,217	-	7,217
Debt settlement	-	-	16,000,000	16,000	284,000	-	300,000
Loss on debt settlement	-	-			1,780,000	(1,620,000)	160,000
Issuance of convertible debentures	-	-			14,000	-	14,000
Net loss for the period	-	-	-	-	-	(753,625)	(753,625)

BALANCE, APRIL 30, 2010	-	$-	37,160,779	$37,161	$2,792,894	$(3,277,616)	$(447,561)
In-kind contribution of expenses	-	-	-	-	4,324	-	4,324
Debt settlement	-	-	12,214,816	12,215	808,527	-	820,742
Issuance of convertible debentures	-	-			1,790	-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000	-	10,000
Net loss for the period	-	-	-	-	-	(632,688)	(632,688)

BALANCE, APRIL 30, 2011	-	$-	50,375,595	$50,376	$3,616,534	$(3,910,304)	$(243,393)

As Restated:			Common Stock		Additional Paid-In	Accumulated
			Shares	Amount	Capital	Deficit	Total
BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on property acquisition	-	-	20,000,000	20,000	7,180,000	-	7,200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(7,483,077)	(7,483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$7,707,677	$(7,903,991)	$(175,153)
In-kind contribution of expenses	-	-	-	-	7,217	-	7,217
Debt settlement	-	-	16,000,000	16,000	2,064,000	-	2,080,000
Issuance of convertible debentures	-	-			14,000	-	14,000
Net loss for the period	-	-	-	-	-	(2,373,625)	(2,373,625)

BALANCE, APRIL 30, 2010	-	$-	37,160,779	$37,161	$9,792,894	$(10,277,616)	$(447,561)
In-kind contribution of expenses	-	-	-	-	4,324	-	4,324
Debt settlement	-	-	12,214,816	12,215	808,527	-	820,742
Issuance of convertible debentures	-	-			1,790	-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000	-	10,000
Net loss for the period	-	-	-	-	-	(632,688)	(632,688)

BALANCE, APRIL 30, 2011	-	$-	50,375,595	$50,376	$10,616,535	$(10,910,304)	$(243,393)

Consolidated Statement of Cash Flows:

	As Previously Reported For the Year Ended April 30, 2010	As Restated For the Year Ended April 30, 2010	As Previously Reported For the Period from inception to April 30, 2011	As Restated For the Period from Inception to April 30, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(753,625)	$(2,373,625)	(3,910,304)	(10,910,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	200,000	200,000	205,000	7,205,000
In-kind contribution of expenses	7,217	7,217	73,875	73,875
In-kind contribution of shares	-	-	30,003	30,003
Accretion interest (Note 7)	8,000	8,000	15,790	15,790
Loss on debt settlement (Note 5)	160,000	1,780,000	2,243,048	2,243,048
Settlement of accounts payable (Note 12)	(14,803)	(14,803)	(14,803)	(14,803)
Stock-based compensation	-	-	100,977	100,977
Changes in operating assets and liabilities:
Prepaid	-	-	-	-
Accounts receivable	-	-	-	-
Accounts payable and accrued expenses	357,492	357,492	905,006	905,006
Due to related parties	11,453	11,453	26,158	26,158
Net Cash Used In Operating Activities	(24,266)	(24,266)	(325,250)	(325,250)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares			340,436	340,436
Notes payable - related parties	-	-	10,338	10,338
Proceeds from Convertible debenture	24,187	24,187	25,978	25,978
Net Cash Provided By Financing Activities	24,187	24,187	376,752	376,752

NET INCREASE (DECREASE) IN CASH	(79)	(79)	1,502	1,502

CASH AT BEGINNING OF PERIOD	79	79	-	-

CASH AT END OF PERIOD	$-	$-	1,502	1,502

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

Our principal office is located at Calle Alcanfores 761 - 1701, Miraflores, Lima 18, Peru.  Our fiscal year ends April 30th.

Changes in Net Loss

The net loss from operations in the quarter ending January 31,  2012 decreased by $12,988 from the quarter ending October 31, 2011.  The net loss for the period ending January 31, 2012 was $ 32,074, and the net loss for the period ending October 31, 2011 was $45,062.

Restatement of Entries in 1-0K for the Period Ended April 30, 2010

We made two restatements to the 10-K for the period Ended April 30, 2010.  The restatement is a reduction in $1,620,000.  On November 20, 2007, the company issued a promissory note for $60,000.  On June 10, 2009, the company settled the promissory note by issuing 12,000,000 common shares.  The company later determined that the assigned value of the shares was $1,680,000.

On February 10, 2009, the company issued 20,000,000 common shares for the right, title and interest in the Linderos Mining Concession.  The company later determined the value of the real property was $200,000, and the value of the shares was $7,200,000.  Therefore, there was a reduction of $7,000.000.

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

Going Concern and Uncertainties

Nilam Resources, Inc. was incorporated under the laws of Nevada on July 11, 2005.  Our company is in the exploration stage with limited operations.  As reflected in the accompanying financial statements, our Company had loss in the current period of $32,626, and positive cash flows from operations of $9,456 for the current period.  We have not generated any revenues from operations, and further losses are anticipated in the development of the business. This raises substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.  CONTROLS and PROCEDURES OVER FINANCIAL REPORTING

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our CEO, president and sole director, who is also the principal financial officer of the Company, has further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of January 31, 2012.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021 based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of January 31, 2012.  The material weakness has been disclosed to, and reviewed with, our independent auditor.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended January 31, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of January 31, 2012, the end of the quarterly period covered by this report, the Company was not subject to any legal proceedings.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 10, 2009, the Company issued a 5% convertible debenture with a principal amount of $10,187 that is due and payable on August 10, 2010.  The interest and principal is due at maturity at the option of the Company in either cash or shares.  The convertible debenture may be converted into the Company’s common stock at a price of $0.05 per share, at the option of the holder.  As of January 31, 2012, the convertible debenture was not paid and not converted.

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

None.

Item 5.  OTHER INFORMATION

As of January 31, 2012, all warrants were expired.

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

Dated March 15, 2012
/s/ Shahin Tabatabaei
Shahin Tabatabaei
CEO and Acting CFO