Form 10-K/A
period 2011-04-30
Nilam Resources Inc.
filed 2012-03-26
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ 2nd Amended

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at December 31, 2010 (computed by reference to the latest price at which the common equity was sold $0.04: $1,486,431.16

Number of common shares outstanding at 37,160,779 as of December 31, 2010.

2nd Amendment to 10-K

We have amended our 10-K for the period ended April 30, 2010. The changes include the following:

1. On June 10, 2009, a promissory note in the amount of $60,000 was converted into common shares. The explanation of this amendment is in Note 14 to the Financial Statements.

2. The Linderos Property was restated. The explanation of this amendment is explained in Note 14 to the Financial Statements.

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

Expenses

Our total expenses from operations since inception from July 11, 2005 to April 30, 2011 were $1,668,172.00.  The total expenses from operations decreased by $423,984 to $169,641 for the year ended April, 2011 from $593,625 for the year ended April 30, 2010.  The  decrease in total operating expenses was mainly due to lower management cost.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nilam Resources Inc. (An Exploration Stage Company):

We have audited the accompanying balance sheet of Nilam Resources Inc. (the “Company”) as at April 30, 2011 and 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. We have also audited the consolidated statement of operations, stockholders’ equity, and cash flows for the period from the date of inception on July 11, 2005 to April 30, 2011, except that we did not audit the financial statements for the period from inception on July 11, 2005 to April 30, 2007. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company, is based on the report of those auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period from the date of inception on July 11, 2005 to April 30, 2011 in conformity with generally accepted accounting principles in the United States of America.

/s/ MNP LLP, Chartered Accountants
Vancouver, BC, Canada
August 12, 2011 except to Note 14, which is at March 13, 2012

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

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011
(STATED IN U.S. DOLLARS)

						Accumulated
	Preferred				Additional	Deficit During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash ($0.01 per
share)	-	$-	600,000	$600	$5,400	$-	$6,000
Common stock issued for
cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000
Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807
In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328
In-kind contribution of property	-	-	-	-	5,000	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock-base compensation	-	-	-	-	100,977	-	100,977
Common stock issued for	-	-	10,779	11	269,426	-	269,437
cash ($25 per share)
Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on
property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$707,677	$(903,991)	$(175,153)
In-kind contribution of expenses	-	-	-	-	7,217	-	7,217
Debt settlement	-	-	16,000,000	16,000	284,000	-	300,000
Loss on debt settlement	-	-			1,780,000	(1,620,000)	160,000
Issuance of convertible debentures	-	-			14,000	-	14,000
Net loss for the period	-	-	-	-	-	(753,625)	(753,625)
.
BALANCE, APRIL 30, 2010	-	$-	37,160,779	$37,161	$2,792,894	$(3,277,616)	$(447,561)
In-kind contribution of expenses	-	-	-	-	4,324	-	4,324
Debt settlement	-	-	12,214,816	12,215	808,527	-	820,742
Issuance of convertible debentures	-	-			1,790	-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000	-	10,000
Net loss for the period	-	-	-	-	-	(632,688)	(632,688)

BALANCE, APRIL 30, 2011	-	$-	50,375,595	$50,376	$10,616,534	$(10,910,304)	$(243,393)

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

Loss for the year ended April 30, 2011 by geographical segment:

	United States / Canada	Peru	Total

Accounting and auditing fees	$25,064	$-	$25,064
Consulting fees	120,000	-	120,000
Exploration costs and expenses	-	-	-
General and administrative	13,659	-	13,659
Insurance	-	-	-
Investor relations	-	-	-
Listing and filing fees	3,060	-	3,060
Legal fees	3,600		3,600
Management fees	-	-	-
Travel	4,258	-	4,258
Wages	-	-	-
Impairment of mineral property	-	-	-
Loss on settlement of debt	463,047	-	463,047
Net loss and comprehensive loss	$632,688	$-	$632,688

Loss for the year ended April 30, 2010 by geographical segment:

	United States / Canada	Peru	Total

Accounting and auditing fees	$15,350	$-	$15,350
Consulting fees	240,000	-	240,000
Exploration costs and expenses	-	10,453	10,453
General and administrative	15,878	-	15,878
Insurance	-	-	-
Investor relations	-	-	-
Listing and filing fees	1,180	-	1,180
Legal fees	(9,236)	-	(9,236)
Management fees	120,000	-	120,000
Travel	-	-	-
Wages	-	-	-
Impairment of mineral property	-	200,000	200,000
Loss on settlement of debt	1,780,000	-	1,780,000
Net loss and comprehensive loss	$2,163,172	$210,453	$2,373,625

Capital assets by geographical segment:

	United States / Canada	Peru	Total
April 30, 2011
Mineral properties	$ Nil	$100,000	$100,000

April 30, 2010
Mineral properties	$ Nil	$100,000	$100,000

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

Nilam Resources, Inc.

Date: March 26, 2012	By /s/ Shahin Tabatabaei
Shahin Tabatabaei
Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Shahin Tabatabaei Shahin Tabatabaei	Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director	March 26, 2012