Form 10-K/A
period 2011-04-30
Nilam Resources Inc.
filed 2012-04-05
CIK 1368714

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ 3rd Amendment

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

3rd Amendment to 10-K

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

Expenses

Our total expenses from operations since inception from July 11, 2005 to April 30, 2011 were $8,668,172.  The total expenses from operations decreased by $423,984 to $169,641 for the year ended April, 2011 from $593,625 for the year ended April 30, 2010.  The decrease in total operating expenses was mainly due to lower management cost.

Net Loss

As of April 30, 2011, we had an accumulated loss of $10,910,304.  In the year ended April 30, 2011, our net loss decreased $632,688  from $2,373,625 for the year ended April 30, 2010.  The decrease in loss was due to lower management cost.

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

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2011

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	12	RESTATED CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2011 AND APRIL 30, 2010.

PAGE	13	RESTATED CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011.

PAGE	14	RESTATED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011.

PAGE	15	RESTATED CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2011 AND 2010, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011.

PAGES	16 - 31	NOTES TO RESTATED CONSOLIDATED FINANCIAL STATEMENTS

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company has not generated revenues since its inception, has incurred annual losses, and further losses are anticipated. The Company requires additional funds to meet its obligations and ongoing operations. Management's plans in this regard are described in Note 1. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MNP LLP, Chartered Accountants
Vancouver, BC, Canada
August 12, 2011 except to Note 14, which is at March 13, 2012

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	April 30, 2011 (Restated - Note 14)	April 30, 2010 (Restated - Note 14)
ASSETS

CURRENT ASSETS
Cash	$1,502	$-
	1,502	-
Mineral properties (Note 3)	100,000	100,000
TOTAL ASSETS	$101,502	$100,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$318,399	$501,683
Due to related parties (Note 6)	16,158	16,158
Convertible debentures (Note 7)	-	19,382
Notes payable - related parties (Note 4)	10,338	10,338

TOTAL LIABILITIES	344,895	547,561

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 50,375,595 shares and 37,160,779 shares issued and outstanding, respectively (Note 5)	50,376	37,161

Additional paid in capital (Note 5)	10,616,535	9,792,894

Accumulated deficit during exploration stage	(10,910,304)	(10,277,616)
Total stockholders’ deficit	(243,393)	(447,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101,502	$100,000

See accompanying notes to financial statements.

Nature of Operations (Note 1)

Subsequent Events (Note 9)

Approved on Behalf of the Board:

/s/ Shahin Tabatabaei, Director

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS
 (STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2011	For the Year Ended April 30, 2010 (Restated - Note 14)	For the Period From July 11, 2005 (Inception) to April 30, 2011 (Restated - Note 14)
OPERATING EXPENSES
Accounting and auditing fees	$25,064	$15,350	$133,119
Consulting fees	120,000	240,000	539,000
Exploration costs and expenses	-	10,453	59,555
General and administrative	13,659	15,878	62,113
Insurance	-	-	27,000
Investor relation	-	-	55,393
Listing and filing fees	3,060	1,180	15,868
Legal fees	3,600	(9,236)	101,822
Management fees	-	120,000	330,000
Stock-based compensation	-	-	100,977
Travel	4,258	-	14,695
Wages	-	-	20,630
Impairment of mineral property	-	200,000	7,208,000
Total Operating Expenses	169,641	593,625	8,668,172
LOSS FROM OPERATIONS	(169,641)	(593,625)	(8,668,172)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908
Interest income	-	-	8
Loss on settlement of debt	(463,047)	(1,780,000)	(2,243,048)

Total Other (Expense)/Income	(463,047)	(1,780,000)	(2,242,132)

NET LOSS AND COMPREHENSIVE LOSS	$(632,688)	$(2,373,625)	$(10,910,304)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.07)	$(0.82)

Weighted average number of shares outstanding during the period – basic and diluted	40,696,729	32,744,341	13,322,065

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2011
(STATED IN U.S. DOLLARS)

	(Restated - Note 14)		(Restated - Note 14)		(Restated - Note 14)	(Restated - Note 14) Accumulated	(Restated - Note 14)
	Preferred				Additional	Deficit During
	Stock		Common Stock		Paid-In	Exploration
	Shares	Amount	Shares	Amount	Capital	Stage	Total

Common stock issued to
founders for cash ($0.01 per
share)	-	$-	600,000	$600	$5,400	$-	$6,000
Common stock issued for
cash ($0.10 per share)	-	-	550,000	550	54,450	-	55,000
Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	(10,193)	50,807
In-kind contribution of stock to officer	-	-	-	-	30,000	-	30,000
Net loss for the year	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	(78,672)	12,328
In-kind contribution of property	-	-	-	-	5,000	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	5,950
Stock-base compensation	-	-	-	-	100,977	-	100,977
Common stock issued for	-	-	10,779	11	269,426	-	269,437
cash ($25 per share)
Net loss for the year	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on
property acquisition	-	-	20,000,000	20,000	7,180,000	-	7,200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(7,483,077)	(7,483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$7,707,677	$(7,903,991)	$(175,153)
In-kind contribution of expenses	-	-	-	-	7,217	-	7,217
Debt settlement	-	-	16,000,000	16,000	2,064,000	-	2,080,000
Issuance of convertible debentures	-	-			14,000	-	14,000
Net loss for the period	-	-	-	-	-	(2,373,625)	(2,373,625)
.
BALANCE, APRIL 30, 2010	-	$-	37,160,779	$37,161	$9,792,894	$(10,277,616)	$(447,561)
In-kind contribution of expenses	-	-	-	-	4,324	-	4,324
Debt settlement	-	-	12,214,816	12,215	808,527	-	820,742
Issuance of convertible debentures	-	-			1,790	-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000	-	10,000
Net loss for the period	-	-	-	-	-	(632,688)	(632,688)

BALANCE, APRIL 30, 2011	-	$-	50,375,595	$50,376	$10,616,534	$(10,910,304)	$(243,393)

See accompanying notes to financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2011	For the Year Ended April 30, 2010 (Restated - Note 14)	For the Period Fm July 11, 2005 (Inception) to April 30, 2011 (Restated - Note 14)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(632,688)	$(2,373,625)	$(10,910,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	200,000	7,205,000
In-kind contribution of expenses	4,324	7,217	73,875
In-kind contribution of shares	-	-	30,003
Accretion interest (Note 7)	7,790	8,000	15,790
Loss on debt settlement (Note 5)	463,047	1,780,000	2,243,048
Settlement of accounts payable	-	(14,803)	(14,803)
Stock-based compensation	-	-	100,977
Changes in operating assets and liabilities:
Prepaid	-	-	-
Accounts receivable	-	-	-
Accounts payable and accrued expenses	147,238	357,492	905,006
Due to related parties	-	11,453	26,158
Net Cash Used In Operating Activities	(10,289)	(24,266)	(325,250)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	10,000		340,436
Notes payable – related parties	-	-	10,338
Proceeds from Convertible debenture	1,791	24,187	25,978
Net Cash Provided By Financing Activities	11,791	24,187	376,752

NET INCREASE (DECREASE) IN CASH	1,502	(79)	1,502

CASH AT BEGINNING OF PERIOD	-	79	-

CASH AT END OF PERIOD	$1,502	$-	$1,502

Supplemental disclosure of cash flow information (Note 11)
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

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

NOTE 6 RELATED PARTY TRANSACTIONS

On November 20, 2007, the Company issued a promissory note in the amount of $60,000 to a related party. On June 10, 2009, this promissory note was settled with 12,000,000 common shares of the Company (Notes 4 and 5).The common shares issued on settlement of the notes were assigned a value of $1,680,000, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors. As a result of this settlement, the Company recorded a loss on extinguishment of debt of $1,620,000.

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

NOTE 8 DEFERRED INCOME TAXES

The following table reconciles the expected income taxes payable (recoverable) at the United States federal statutory income tax rates to the amounts recognized in the consolidated statements of operations for the year ended April 30, 2011:

	2011	2010

Loss before income taxes	$(632,688)	$(2,373,625)
Statutory tax rate	34.00%	15.00%

Expected income tax (recovery)	$(215,114)	$(356,044)
Effect of higher tax rate in subsidiary	-	(1,278)
Non-deductible items	158,906	244,083
Change in prior period estimate	(272,311)
Change in valuation allowance	328,519	113,240
Total income taxes (recovery)	$-	$-

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

NOTE 14 RESTATEMENT

On November 20, 2007, the Company issued a promissory note in the amount of $60,000 to a related party. On June 10, 2009, this promissory note was settled with 12,000,000 common shares of the Company (Notes 4 and 5).The common shares issued on settlement of the notes were assigned a value of $1,680,000, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors. The Company presented this transaction as a capital transaction in its financial statements for the year ended April 30, 2010,  however the Company has determined that the difference between the carrying amount of the debt and the value of the common shares issued should have been recorded as a loss on extinguishment.

On February 10, 2009, the Company, through its wholly owed Peruvian subsidiary, acquired the right, title and interest in and to Linderos mining concessions, Peru. In consideration for the property, the Company issued 20,000,000 of it common shares, which it valued at $200,000.   The Company has determined that common shares issued should have been valued at their then trading price of $0.36 per share, resulting in a valuation of the Linderos property of $7,200,000.  Subsequent to recording the property at $7,200,000 the company wrote the property down to the fair value of $200,000.

The Company has restated the financial statements as follows:

Consolidated Balance Sheet:	April 30, 2011 (Previously Reported)	April 30, 2011 (Restated)	April 30, 2010 (Previously Reported)	April 30, 2010 (Restated)
ASSETS

CURRENT ASSETS
Cash	$1,502	1,502	-	$-
	1,502	1,502	-	-
Mineral properties (Note 3)	100,000	100,000	100,000	100,000
TOTAL ASSETS	$101,502	101,502	100,000	$100,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$318,399	318,399	501,683	$501,683
Due to related parties (Note 6)	16,158	16,158	16,158	16,158
Convertible debentures (Note 7)	-	-	19,382	19,382
Notes payable – related parties (Note 4)	10,338	10,338	10,338	10,338

TOTAL LIABILITIES	344,895	344,895	547,561	547,561

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 50,375,595 shares and 37,160,779 shares issued and outstanding, respectively (Note 5)	50,376	50,376	37,161	37,161

Additional paid in capital (Note 5)	3,616,535	10,616,535	2,792,894	9,792,894

Accumulated deficit during exploration stage	(3,910,304)	(10,910,304)	(3,277,616)	(10,277,616)
Total stockholders’ deficit	(243,393)	(243,393)	(447,561)	(447,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101,502	101,502	100,000	$100,000

	As Previously Reported	As Restated	As Previously Reported	As Restated
	For the Year Ended April 30, 2010	For the Year Ended April 30, 2010	For the Period from inception to April 30, 2011	For the Period from Inception to April 30, 2011
OPERATING EXPENSES
Accounting and auditing fees	$15,350	$15,350	133,119	133,119
Consulting fees	240,000	240,000	539,000	539,000
Exploration costs and expenses	10,453	10,453	59,555	59,555
General and administrative	15,878	15,878	62,113	62,113
Insurance	-	-	27,000	27,000
Investor relation	-	-	55,393	55,393
Listing and filing fees	1,180	1,180	15,868	15,868
Legal fees	(9,236)	(9,236)	101,822	101,822
Management fees	120,000	120,000	330,000	330,000
Stock-based compensation	-	-	100,977	100,977
Travel	-	-	14,695	14,695
Wages	-	-	20,630	20,630
Impairment of mineral property	200,000	200,000	208,000	7,208,000
Total Operating Expenses	593,625	593,625	1,668,172	8,668,172
LOSS FROM OPERATIONS	(593,625)	(593,625)	(1,668,172)	(8,668,172)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908	908
Interest income	-	-	8	8
Loss on settlement of debt	(160,000)	(1,780,000)	(2,243,048)	(2,243,048)

Total Other (Expense)/Income	(160,000)	(1,780,000)	(2,242,132)	(2,242,132)

NET LOSS AND COMPREHENSIVE LOSS	$(753,625)	$(2,373,625)	(3,910,304)	(10,910,304)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.07)	(0.29)	(0.82)

Consolidated Statement of Changes in Stockholders’ Equity:

As Previously Reported:	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on property acquisition	-	-	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$707,677	$(903,991)	$(175,153)
In-kind contribution of expenses	-	-	-	-	7,217	-	7,217
Debt settlement	-	-	16,000,000	16,000	284,000	-	300,000
Loss on debt settlement	-	-			1,780,000	(1,620,000)	160,000
Issuance of convertible debentures	-	-			14,000	-	14,000
Net loss for the period	-	-	-	-	-	(753,625)	(753,625)

BALANCE, APRIL 30, 2010	-	$-	37,160,779	$37,161	$2,792,894	$(3,277,616)	$(447,561)
In-kind contribution of expenses	-	-	-	-	4,324	-	4,324
Debt settlement	-	-	12,214,816	12,215	808,527	-	820,742
Issuance of convertible debentures	-	-			1,790	-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000	-	10,000
Net loss for the period	-	-	-	-	-	(632,688)	(632,688)

BALANCE, APRIL 30, 2011	-	$-	50,375,595	$50,376	$3,616,534	$(3,910,304)	$(243,393)

As Restated:	Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Amounts	Shares	Amount	Capital	Deficit	Total
BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on property acquisition	-	-	20,000,000	20,000	7,180,000	-	7,200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	56,474
Net loss for the period	-	-	-	-	-	(7,483,077)	(7,483,077)

BALANCE, APRIL 30, 2009	-	$-	21,160,779	$21,161	$7,707,677	$(7,903,991)	$(175,153)
In-kind contribution of expenses	-	-	-	-	7,217	-	7,217
Debt settlement	-	-	16,000,000	16,000	2,064,000	-	2,080,000
Issuance of convertible debentures	-	-			14,000	-	14,000
Net loss for the period	-	-	-	-	-	(2,373,625)	(2,373,625)

BALANCE, APRIL 30, 2010	-	$-	37,160,779	$37,161	$9,792,894	$(10,277,616)	$(447,561)
In-kind contribution of expenses	-	-	-	-	4,324	-	4,324
Debt settlement	-	-	12,214,816	12,215	808,527	-	820,742
Issuance of convertible debentures	-	-			1,790	-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000	-	10,000
Net loss for the period	-	-	-	-	-	(632,688)	(632,688)

BALANCE, APRIL 30, 2011	-	$-	50,375,595	$50,376	$10,616,535	$(10,910,304)	$(243,393)

Consolidated Statement of Cash Flows:

	As Previously Reported	As Restated	As Previously Reported	As Restated
	For the Year Ended April 30, 2010	For the Year Ended April 30, 2010	For the Period from inception to April 30, 2011	For the Period from Inception to April 30, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(753,625)	$(2,373,625)	(3,910,304)	(10,910,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	200,000	200,000	205,000	7,205,000
In-kind contribution of expenses	7,217	7,217	73,875	73,875
In-kind contribution of shares	-	-	30,003	30,003
Accretion interest (Note 7)	8,000	8,000	15,790	15,790
Loss on debt settlement (Note 5)	160,000	1,780,000	2,243,048	2,243,048
Settlement of accounts payable (Note 12)	(14,803)	(14,803)	(14,803)	(14,803)
Stock-based compensation	-	-	100,977	100,977
Changes in operating assets and liabilities:
Prepaid	-	-	-	-
Accounts receivable	-	-	-	-
Accounts payable and accrued expenses	357,492	357,492	905,006	905,006
Due to related parties	11,453	11,453	26,158	26,158
Net Cash Used In Operating Activities	(24,266)	(24,266)	(325,250)	(325,250)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares			340,436	340,436
Notes payable – related parties	-	-	10,338	10,338
Proceeds from Convertible debenture	24,187	24,187	25,978	25,978
Net Cash Provided By Financing Activities	24,187	24,187	376,752	376,752

NET INCREASE (DECREASE) IN CASH	(79)	(79)	1,502	1,502

CASH AT BEGINNING OF PERIOD	79	79	-	-

CASH AT END OF PERIOD	$-	$-	1,502	1,502

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

Nilam Resources, Inc.

Date: April 3, 2012	By /s/ Shahin Tabatabaei
Shahin Tabatabaei
Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/Shahin Tabatabaei Shahin Tabatabaei	Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director	April 3, 2012