Form 10-K
period 2012-04-30
Nilam Resources Inc.
filed 2012-07-30
CIK 1368714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended April 30, 2012

[ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from May 1, 2011 to April 30, 2012

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at July 23, 2012 (computed by reference to the latest price at which the common equity was sold $0.07: $3,924,364.15.

Number of common shares outstanding at 56,062,345 as of June 26, 2012.

PART I

Item 1.  Description of Business

Nilam Resources, Inc. is an exploration stage mining company that is engaged in the acquisition and exploration of mineral properties with the objective of exploiting any mineral deposits the company discovers.  The Company owns properties in Peru.  The Company has formed a wholly owned Peruvian subsidiary to hold title to these claims and any other claims which the company may acquire in the future.  There is no assurance that a commercially viable mineral deposits exist on any of the properties.

Mineral property exploration is typically conducted in phases.  Each subsequent phase of exploration work is recommended by a geologist based on the results from the most recent phase of exploration.  Although the Company has some geological information on the Llipa properties, the Company has not yet commenced systematic exploration on those claims.  Once an exploration phase is completed, the Company will decide as to whether or not we proceed with each successive phase based upon the analysis of the results of that program.  Our directors will make this decision based upon the recommendations of the geologists who oversee the exploration programs and records the results.

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

Subsidiaries

On or about November 23, 2007 the Company established, Nilam Resources Peru SA, a wholly owned subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  Nilam Resources Peru SA, holds the Company’s material asset consisting of its rights in respect of the Llipa properties.

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

Item 1B.  Unresolved Staff Comments

The Company does not have any unresolved staff comments.

Item 2.  Description of Properties

Mining Claims - Description, Location, Access and Mineralization

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

E 254,000, N 8’853,000

E 257,000, N 8’855,000

The property has access to water for both human consumption and mining operations.  Further, the nearby Quebrada Shinbacoca waters could provide a source for hydroelectric power generation.  Llipa Project property has been in production from 1988 to 1992 by Compania Minera Millotingo which have produced approximately 1 million tons of copper ore with gold as by product. Production was abandoned for social reasons.History of Llipa Claim.

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

Claim details are as follows:

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

Today, the international community considers Peru a stable country with a robust economy.  According to a Wall Street Article, “Leftist Win in Peru Revives Market Debate,” from 2005 to 2010, Peru’s per capita gross rose 82%, to about $5,200.  The country had also reduced its poverty rate by one-half from 60% to 30% over the past decade.  Moffet, Matt, Wall Street Journal, “Leftist Win in Peru Revives Market Debate, “June 7, 2011.

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

Item 3.  Legal Proceedings

The company has no current legal proceedings.

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

Recent Purchases of Equity Securities by us and our Affiliated Purchases

We have not repurchased any of our common stock and have not publicly announced repurchase plans or programs as of April 30, 2012.

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

Results of Operations

Lack of Revenues

We have not earned any revenues and have sustained operational losses since inception from July 11, 2005 to April 30, 2012.  We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future, as we plan to undertake the exploration of our mineral properties.  We may not generate significant revenues even if our future exploration program indicates that mineral deposits may exist on our mineral claims.  We anticipate that we will incur substantial losses over the next year, and our ability to earn any revenues at this time continues to be uncertain.

Expenses

Our total expenses from operations since inception from July 11, 2005 to April 30, 2012 were $9,193,047.  The total expenses from operations increased by $355,324 to $524,875 for the year ended April 30, 2012 from $169,641 for the year ended April 30, 2011. The increase in operating expenses was mainly due to increased consulting fees and an impairment of mineral properties of $100,000.

Net Loss

As of April 30, 2012, we had an accumulated loss since inception of $9,990,684.00.  In the year ended April 30, 2012, our net income increased to $919,720.00 from a net loss of $632,688.00 for the year ended April 30, 2011. The increase in income was due to the sale of mineral property interest.

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

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data

Our fiscal year end is April 30th.  We will provide audited financial statements to our stockholders on an annual basis.  Our audited financial statements as of April 30, 2012 follow as pages 9 through 34.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

April 30, 2012

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	10	CONSOLIDATED BALANCE SHEETS AS OF APRIL 30, 2012 AND APRIL 30, 2011.

PAGE	11	CONSOLIDATED STATEMENT OF OPERATIONS FOR THE YEARS ENDED APRIL 30, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2012.

PAGE	12	CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2012.

PAGE	13	CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE YEARS ENDED APRIL 30, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2012.

PAGES	14-31	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Nilam Resources Inc. (An Exploration Stage Company):

We have audited the accompanying balance sheet of Nilam Resources Inc. (the “Company”) as at April 30, 2012 and 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. We have also audited the consolidated statement of operations, stockholders’ equity, and cash flows for the period from the date of inception on July 11, 2005 to April 30, 2012, except that we did not audit the financial statements for the period from inception on July 11, 2005 to April 30, 2007. Those statements were audited by other auditors, whose report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the Company, is based on the report of those auditors. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as at April 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period from the date of inception on July 11, 2005 to April 30, 2012 in conformity with generally accepted accounting principles in the United States of America.

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

/s/ MNP LLP

MNP LLP

July 26, 2012

Vancouver, BC Chartered Accountants

ACCOUNTING  >  CONSULTING  >  TAX

2300 - 1055 DUNSMUIR STREET, BOX 49148, VANCOUVER, BC  V7X 1J1

1.877.688.8408  P: 604.685.8408  F: 604.685.8594  mnp.com

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED BALANCE SHEET

(STATED IN U.S. DOLLARS)

	April 30, 2012	April 30, 2011
ASSETS

CURRENT ASSETS
Cash	$601	$1,502
Short-term loan	5,520	-
Investments and deposits (Note 4)	548,439	-
	554,560	1,502
Mineral properties (Note 3)	-	100,000
TOTAL ASSETS	$554,560	$101,502

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$386,701	$318,399
Share subscription liability (Note 5)	396,319	-
Due to related parties (Note 6)	26,496	26,496

TOTAL LIABILITIES	809,516	344,895

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 50,375,595 shares and 50,375,595 shares issued and outstanding, respectively (Note 5)	50,376	50,376

Additional paid in capital (Note 5)	10,620,858	10,616,535
Accumulated deficit during exploration stage	(9,990,584)	(10,910,304)
Accumulated other comprehensive income	(935,606)	-
Total stockholders’ deficit	(254,956)	(243,393)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$554,560	$101,502

Nature of Operations (Note 1)

Subsequent Events (Note 12)

Approved on Behalf of the Board:

/s/ Shahin Tabatabaei, Director

See accompanying notes to consolidated financial statements.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

(STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2012	For the Year Ended April 30, 2011	For the Period From July 11, 2005 (Inception) to April 30, 2012
OPERATING EXPENSES
Accounting and auditing fees	$22,640	$25,064	$155,759
Consulting fees	376,143	120,000	915,143
Exploration costs and expenses	-	-	59,555
General and administrative	8,680	13,659	70,793
Insurance	-	-	27,000
Investor relation	-	-	55,393
Listing and filing fees	3,840	3,060	19,708
Legal fees	13,572	3,600	115,394
Management fees	-	-	330,000
Stock-based compensation (Note 5)	-	-	100,977
Travel	-	4,258	14,695
Wages	-	-	20,630
Impairment of mineral property	100,000	-	7,308,000
Total Operating Expenses	524,875	169,641	9,193,047
LOSS FROM OPERATIONS	(524,875)	(169,641)	(9,193,047)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	95	-	1,003
Interest income	-	-	8
Loss on settlement of debt		(463,047)	(2,243,048)
Gain on sale of mineral properties	1,444,500	-	1,444,500

Total Other (Expense)/Income	1,444,595	(463,047)	(797,537)

NET INCOME (LOSS)	919,720	(632,688)	(9,990,584)
OTHER COMPREHENSIVE INCOME
Unrealized loss on available-for-sale investments	(935,606)	-	(935,606)
TOTAL OTHER COMPREHENSIVE INCOME	(935,606)	-	(935,606)

COMPREHENSIVE LOSS	$(15,886)	$(632,688)	$(10,926,190)

Basic and Diluted Loss per Common Share	$0.03	$(0.02)	$(0.48)

Weighted average number of shares outstanding during the period - basic and diluted	51,720,514	40,696,729	19,753,720

See accompanying notes to consolidated financial statements.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2012

(STATED IN U.S. DOLLARS)

					Accumulated	Accumulated
			Additional		Other	Deficit During
	Common Stock		Paid-In	Comprehensive	Comprehensive	Exploration
	Shares	Amount	Capital	Loss	Income	Stage	Total

Common stock issued to
founders for cash ($0.01 per
share)	600,000	$600	$5,400	$ -	$-	-	$6,000
Common stock issued for				-
cash ($0.10 per share)	550,000	550	54,450	-	-	-	55,000
Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	(10,193)	-	(10,193)	(10,193)
Total comprehensive (loss)				(10,193)

BALANCE, APRIL 30, 2006	1,150,000	1,150	59,850	-	-	(10,193)	50,807
In-kind contribution of stock to officer	-	-	30,000	-		-	30,000
Net loss for the year	-	-	-	(68,479)	-	(68,479)	(68,479)
Total comprehensive (loss)				(68,479)

BALANCE, APRIL 30, 2007	1,150,000	1,150	89,850	-	-	(78,672)	12,328
In-kind contribution of property	-	-	5,000	-	-	-	5,000
In-kind contribution of expenses	-	-	5,950	-	-	-	5,950
Stock-base compensation	-	-	100,977	-	-	-	100,977
Common stock issued for	10,779	11	269,426	-	-	-	269,437
cash ($25 per share)				-
Net loss for the year	-	-	-	(342,242)	-	(342,242)	(342,242)
Total comprehensive (loss)				(342,242)

BALANCE, APRIL 30, 2008	1,160,779	1,161	471,203	-	-	(420,914)	51,450
Common stock issued on
property acquisition	20,000,000	20,000	7,.180,000	-	-	-	7,200,000
In-kind contribution of expenses	-	-	56,474	-	-	-	56,474
Net loss for the year	-	-	-	(7,483,077)	-	(7,483,077)	(7,483,077)

Total comprehensive (loss)				(7,483,077)

BALANCE, APRIL 30, 2009	21,160,779	$21,161	$7,707,677	-	-	(7,903,991)	(175,153)
In-kind contribution of expenses	-	-	7,217	-	-	-	7,217
Debt settlement	16,000,000	16,000	2,064,000	-	-	-	2,080,000
Issuance of convertible debentures			14,000	-	-	-	14,000
Net loss for the year	-	-	-	(2,373,625)	-	(2,373,625)	(2,373,625)
Total comprehensive (loss)				(2,373,625)

BALANCE, APRIL 30, 2010	37,160,779	$37,161	9,792,894	-	-	(10,277,616)	(447,561)
In-kind contribution of expenses	-	-	4,324	-	-	-	4,324
Debt settlement	12,214,816	12,215	808,527	-	-	-	820,742
Issuance of convertible debentures			1,790	-	-	-	1,790
Common stock issued for cash ($0.01 per share)	1,000,000	1,000	9,000	-	-	-	10,000
Net loss for the year	-	-	-	(632,688)	-	(632,688)	(632,688)
Total comprehensive (loss)				(632,688)

BALANCE, APRIL 30, 2011	50,375,595	$50,376	10,616,535	-	-	(10,910,304)	$(243,393)
In-kind contribution of expenses	-	-	4,323	-	-	-	4,323
Unrealized loss on available for sale investments	-	-	-	(935,606)	(935,606)	-	(935,606)
Net income for the year	-	-	-	919,720	-	919,720	919,720
Total comprehensive (loss)				(15,886)

BALANCE, APRIL 30, 2012	50,375,595	50,376	10,620,858	-	(935,606)	(9,990,584)	(254,956)

See accompanying notes to consolidated financial statements.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

(STATED IN U.S. DOLLARS)

	For the Year Ended April 30, 2012	For the Year Ended April 30, 2011	For the Period from July 11, 2005 (Inception) to April 30, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss) for the period	$919,720	$(632,688)	$(9,990,584)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	100,000	-	7,205,000
Gain on sale of mineral property	(1,444,500)		(1,444,500)
In-kind contribution of expenses	4,323	4,323	78,199
In-kind contribution of shares	-	-	30,003
Accretion interest	-	7,790	15,790
Loss on debt settlement	-	463,047	2,243,048
Settlement of accounts payable (Note 5)	-	-	(14,803)
Stock-based compensation (Note 5)	262,124	-	100,977
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	168,897	147,238	1,024,592
Due to related parties	-	-	26,158
Net Cash Used In Operating Activities	10,564	(10,289)	(369,516)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Subscription of marketable securities (Note4)	(24,545)	-	(24,545)
Short term loan	(5,520)	-	(5,520)
Purchase of mineral rights	(15,000)	-	(65,000)
Net Cash Used In Investing Activities	(45,065)	-	(89,545)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	10,000	423,346
Share subscription liability	33,600	-	33,600
Notes payable - related parties	-	-	10,338
Proceeds from Convertible debenture	-	1,791	25,978
Net Cash Provided By Financing Activities	33,600	11,791	459,662

NET INCREASE (DECREASE) IN CASH	(901)	1,502	601

CASH AT BEGINNING OF PERIOD	1,502	-	-

CASH AT END OF PERIOD	$601	$1,502	$601

Supplemental disclosure of cash flow information (Note 8)
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to consolidated financial statements.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF APRIL 30, 2012

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

The Company’s financial instruments consist principally of cash, investments, short-term loan and amounts due to related parties.

Pursuant to FASB ASC 820, the fair value of the Company’s cash equivalents, investments, short term loan and amounts due to related parties are determined based on “Level 1” inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the recorded values of all of its other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

(M) Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  During the year ended April 30, 2012, the Company has other comprehensive income related to its investments in marketable securities (Note 4).

(N) Recent Accounting Pronouncements

In December 2011, the FASB issued Accounting Standards Update (ASU) 2011-10, Property, Plant, and Equipment (Topic 360): Derecognition of in Substance Real Estate-a Scope Clarification. The amendments in this Update affect entities that cease to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. Under the amendments in this Update, when a parent (reporting entity) ceases to have a controlling financial interest in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt, the reporting entity should apply the guidance in Subtopic 360-20 to determine whether it should derecognize the in substance real estate. Generally, a reporting entity would not satisfy the requirements to derecognize the in substance real estate before the legal transfer of the real estate to the lender and the extinguishment of the related nonrecourse indebtedness.

That is, even if the reporting entity ceases to have a controlling financial interest under Subtopic 810-10, the reporting entity would continue to include the real estate, debt, and the results of the subsidiary’s operations in its consolidated financial statements until legal title to the real estate is transferred to legally satisfy the debt. The amendments in this Update should be applied on a prospective basis to deconsolidation events occurring after the effective date. Prior periods should not be adjusted even if the reporting entity has continuing involvement with previously derecognized in substance real estate entities. For public entities, the amendments in this Update are effective for fiscal years, and interim periods within those years, beginning on or after June 15, 2012. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. This ASU is not expected to have a significant impact on the Company’s financial statements

In December 2011, the FASB issued ASU 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities. The amendments in this Update affect all entities that have financial instruments and derivative instruments that are either (1) offset in accordance with either Section 210-20-45 or Section 815-10-45 or (2) subject to an enforceable master netting arrangement or similar agreement. The requirements amend the disclosure requirements on offsetting in Section 210-20-50. This information will enable users of an entity’s financial statements to evaluate the effect or potential effect of netting arrangements on an entity’s financial position, including the effect or potential effect of rights of setoff associated with certain financial instruments and derivative instruments in the scope of this Update. An entity is required to apply the amendments for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. An entity should provide the disclosures required by those amendments retrospectively for all comparative periods presented. This ASU is not expected to have a significant impact on the Company’s financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of AOCI consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In September 2011, the FASB issued ASU 2011-08, Intangibles - Goodwill and Other Topics (Topic 350), Testing Goodwill for Impairment. The objective of this update is to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments in the Update permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent.

Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount. The amendments in this Update apply to all entities, both public and nonpublic, that have goodwill reported in their financial statements and are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, including for annual and interim goodwill impairment tests performed as of a date before September 15, 2011, if an entity’s financial statements for the most recent annual or interim period have not yet been issued or, for nonpublic entities, have not yet been made available for issuance. This ASU did not have a significant impact on the Company’s financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For nonpublic entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

In May 2011, the FASB issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in this Update result in common fair value measurement and disclosure requirements in U.S. GAAP and IFRSs. Consequently, the amendments change the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments in this Update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. For nonpublic entities, the amendments are effective for annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s financial position or results of operations.

NOTE 3. MINERAL PROPERTIES

Llippa Property

On December 10, 2007, the Company, through its wholly owned Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llippa Project, Peru, for $100,000. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.  During the year ended April 30, 2012 the Company recorded an impairment on the property of $100,000 as there are no plans to continue exploration of the concessions.

Linderos Property

During the year ended April 30, 2012 , the Company entered into two agreements with Portage Resources Inc. to sell all rights, title and interest for the Linderos 4 and 5 mining concessions, located in the Tabaconas District, San Ignacio Province, Department of Cajamarca, Peru. The Company had previously recognized an impairment loss of $200,000 related to these concessions during the year ended April 30, 2010.

Total consideration for the sale of the Linderos 4 concessions is 10,000,000 common shares of Portage Resources Inc. and total consideration for the sale of the Linderos 5 concessions is 8,000,000 common shares of Portage Resources Inc. Due to the impairment loss recognized in 2010, these concessions had a carrying value of $nil at the sale agreement dates. Consequently, the Company recognized a gain of $1,260,000 on the sale of these concessions, based on the market value of the shares received on the agreement dates.

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

The Company recognized a gain of $184,500 on the sale of these mineral property interests, based on the market value of the shares received.

NOTE 4. INVESTMENTS AND DEPOSITS

The Company’s investments consist of 28,500,000 shares of Portage Resources Inc. which were acquired in the sales of the Linderos and Rocas mining concessions (Note 3).  The shares are carried at their market value at April 30, 2012, with any changes in value being recorded as other comprehensive income.

The Company also paid $24,540 as a share subscription deposit to Portage Resource Inc. for 559,900 shares.  The securities receivable have been adjusted to their market value at April 30, 2012, with any changes in value being recorded as other comprehensive income.

	Amortized Cost $	Unrealized Gains $	Unrealized Losses $	Fair Value $
April 30, 2012:
Equity securities	$1,484,045	-	(935,606)	548,439

NOTE 5. STOCKHOLDERS’ DEFICIT

For the year ended April 30, 2012, the Company calculated imputed interest of $724 and fair value of a Director's fee of $3,600, which are all reflected as an in-kind contribution of expenses.

On July 12, 2011, the Company signed a subscription agreement for 1,680,000 common shares at $0.02 per share for cash.   The common shares have not yet been issued, resulting in a share subscription liability of $33,600.

On June 15, 2011, the Company settled accounts payable of $21,272 through the issuance of 1,063,600 common shares with market value of $85,088.  The difference between the carrying amount of the accounts payable and the market value of the common shares has been recorded as compensation expense.  As the shares had not been issued from treasury at April 30, 2012, the Company has recorded a liability to issue common stock of $85,088(Note 6).

On December 1, 2011, the Company settled accounts payable of $28,038 through the issuance of 1,401,900 common shares with market value of $98,133. The difference between the carrying amount of the accounts payable and the market value of the common shares has been recorded as compensation expense.  As the shares had not been issued from treasury at April 30, 2012, the Company has recorded a liability to issue common stock of $98,133(Note 6).

On February 1, 2012, the Company settled accounts payable of $19,800 through the issuance of 990,000 common shares with market value of $69,300. The difference between the carrying amount of the accounts payable and the market value of the common shares has been recorded as compensation expense.

As the shares had not been issued from treasury at April 30, 2012, the Company has recorded a liability to issue common stock of $69,300(Note 6).

On December 1, 2011, the Company settled accounts payable of $31,485 through the issuance of 1,574,250 common shares with market value of $110,198.  The difference between the carrying amount of the accounts payable and the market value of the common shares has been recorded as compensation expense.  As the shares had not been issued from treasury at April 30, 2012, the Company has recorded a liability to issue common stock of $110,198 (Note 6).

NOTE 6. RELATED PARTY TRANSACTIONS

On August 28, 2007, the Company issued a promissory note in the amount of $10,000 to a former director and officer of the Company.  This promissory note is unsecured, bears no interest and is due on demand (Note 4). During fiscal 2008, the former director and officer loaned the Company a further $338. This loan is also unsecured, bears no interest and is due on demand.

As of April 30, 2012, $16,158 was owed to former directors and officers of the Company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

As of April 30, 2012, the Company accrued $60,000 (2011 - $90,000) of management fees to the officers of the Company.

During the year ended April 30, 2012, the Company settled accounts payable of $100,595 due to a consultant and shareholder of the Company through the issuance of 5,029,750 common shares with market value of $362,719.  The difference between the carrying amount of the accounts payable and the market value of the common shares has been recorded as compensation expense (Note 5).

NOTE 7. COMPARATIVE FIGURES

Certain of the comparative figures have been classified to conform to the presentation adopted in the current period.

NOTE 8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During the year ended April 30, 2012, the Company settled accounts payable of $100,595 through the issuance of 5,029,750 common shares with market value of $362,719 (Notes 5 and 6).

During the year ended April 30, 2012, the Company sold its Linderos 4, Linderos 5, Rocas and Rocas I mineral property interests to Portage Resources Inc. in return for 28,500,000 common shares of Portage Resources Inc. valued at $1,459,500.

NOTE 9. INCOME TAXES

The following table reconciles the expected income taxes expense (recovery) at the United States federal statutory income tax rates to the amounts recognized in the consolidated statements of operations for the years ended April 30, 2012 and 2011:

	2012	2011
Income (loss) before taxes	919,720	(632,688)
Statutory tax rate	34%	34%
Expected income tax (recovery)	312,705	(215,114)
Non-deductible items	(2,207,706)	158,906
Change in prior period estimate	(3,823)	(272,311)
Financial Instrument	(318,106)	-
Change in valuation allowance	2,217,597	328,519
Foreign tax rate difference	(667)	-
Total income taxes (recovery)	-	-

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes. Deferred tax assets (liabilities) at April 30, 2012 and 2011 are comprised of the following:

United States:
	2012	2011
Net operating loss carryforwards	665,732	547,062
Investments and deposits	318,106	-
Mineral Property	734	734
	984,573	547,796
Valuation allowance	(984,573)	(547,796)
Deferred tax asset	-	-

Peru:
	2012	2011
Net operating loss carryforwards	1,779,603	25,226
Mineral Property	35,624	9,181
	1,815,228	34,407
Valuation allowance	(1,815,228)	(34,407)
Deferred tax asset	-	-

The Company has net operating loss carry forwards of approximately $1,958,036 which may be carried forward to apply against future year income tax for United States income tax purposes, subject to the final determination by taxation authorities, expiring in the following years:

EXPIRY
2027	76,587
2028	165,899
2029	480,007
2030	728,476
2031	158,037
2032	349,030
TOTAL	1,958,036

The Company has net operating loss carryforwards of approximately $5,932,011 which may be carried forward to apply against future year income tax for Peruvian tax purposes. The losses have an unlimited carryforward period, but their use is restricted to 50% of net income in the year of use. These losses are subject to final determination by the taxation authorities.

Effective January 1, 2009, the Company adopted the interpretation for accounting for uncertainty in income taxes which was an interpretation of the accounting standard accounting for income taxes. This interpretation created a single model to address accounting for uncertainty in tax positions. This interpretation clarifies the accounting for income taxes, by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.

We file income tax returns in the U.S. federal jurisdiction, and various state and foreign jurisdictions. As at April 30, 2012 the operating losses noted above are based on estimates.  The actual operating losses could differ from these estimates.  We do not have any unrecognized tax benefits or loss contingencies. Unrecognized tax benefits are not expected to increase or decrease within the next twelve months.

NOTE 10. CONTINGENCIES

There were no contingencies as at the report date.

NOTE 11. SEGMENTED INFORMATION

The Company operates in one segment, which is the exploration and development of mineral properties.  The Company has compiled segmented information based on the geographic regions in which the Company has acquired mineral properties and performs exploration activities.

Income for the year ended April 30, 2012 by geographical segment:

	United States / Canada	Peru	Total

Accounting and auditing fees	$ 20,177	$ 2,463	$ 22,640
Consulting fees	322,124	54,019	376,143
Exploration costs and expenses	-	-	-
General and administrative	4,708	3,972	8,680
Insurance	-	-	-
Investor relations	-	-	-
Listing and filing fees	3,840	-	3,840
Legal fees	6,200	7,372	13,572
Management fees	-	-	-
Travel	-	-	-
Wages	-	-	-
Foreign exchange	(95)		(95)
Gain on sale of mineral property		(1,444,500)	(1,444,500)
Impairment of mineral property	100,000	-	100,000
Loss on settlement of debt	-	-	-
Net income (loss)	$ (456,954)	$ 1,376,674	$ 919,720

Loss for the year ended April 30, 2011 by geographical segment:

	United States / Canada	Peru	Total

Accounting and auditing fees	$ 25,064	$ -	$ 25,064
Consulting fees	120,000	-	120,000
Exploration costs and expenses	-	-	-
General and administrative	13,659	-	13,659
Insurance	-	-	-
Investor relations	-	-	-
Listing and filing fees	3,060	-	3,060
Legal fees	3,600		3,600
Management fees	-	-	-
Travel	4,258	-	4,258
Wages	-	-	-
Impairment of mineral property	-	-	-
Loss on settlement of debt	463,047	-	463,047
Net income (loss)	$ (632,688)	$ -	$ (632,688)

Assets by geographical segment:

	United States / Canada	Peru		Total
April 30, 2012
Mineral properties	$ Nil	$	Nil	$	Nil

April 30, 2011
Mineral properties	$ Nil		$100,000		$100,000

NOTE 12. SUBSEQUENT EVENTS

Subsequent to April 30, 2012 the Company issued 4,039,750 common shares related to its liability to issue common stock (Note 5).

NOTE 13. RESTATEMENT

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

The Company has restated the financial statements as follows:

Consolidated Balance Sheet:	April 30, 2011 (Previously Reported)	April 30, 2011 (Restated)	April 30, 2010 (Previously Reported)	April 30, 2010 (Restated)
ASSETS

CURRENT ASSETS
Cash	$1,502	1,502	-	$-
	1,502	1,502	-	-
Mineral properties (Note 3)	100,000	100,000	100,000	100,000
TOTAL ASSETS	$101,502	101,502	100,000	$100,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$318,399	318,399	501,683	$501,683
Due to related parties (Note 6)	16,158	16,158	16,158	16,158
Convertible debentures (Note 7)	-	-	19,382	19,382
Notes payable - related parties (Note 4)	10,338	10,338	10,338	10,338

TOTAL LIABILITIES	344,895	344,895	547,561	547,561

STOCKHOLDERS’ DEFICIT
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 50,375,595 shares and 37,160,779 shares issued and outstanding, respectively (Note 5)	50,376	50,376	37,161	37,161

Additional paid in capital (Note 5)	3,616,535	10,616,535	2,792,894	9,792,894

Accumulated deficit during exploration stage	(3,910,304)	(10,910,304)	(3,277,616)	(10,277,616)
Total stockholders’ deficit	(243,393)	(243,393)	(447,561)	(447,561)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$101,502	101,502	100,000	$100,000

Consolidated Statement of Operations:

	As Previously Reported For the Year Ended April 30, 2010	As Restated For the Year Ended April 30, 2010	As Previously Reported For the Period from inception to April 30, 2011	As Restated For the Period from Inception to April 30, 2011
OPERATING EXPENSES
Accounting and auditing fees	$15,350	$15,350	133,119	133,119
Consulting fees	240,000	240,000	539,000	539,000
Exploration costs and expenses	10,453	10,453	59,555	59,555
General and administrative	15,878	15,878	62,113	62,113
Insurance	-	-	27,000	27,000
Investor relation	-	-	55,393	55,393
Listing and filing fees	1,180	1,180	15,868	15,868
Legal fees	(9,236)	(9,236)	101,822	101,822
Management fees	120,000	120,000	330,000	330,000
Stock-based compensation	-	-	100,977	100,977
Travel	-	-	14,695	14,695
Wages	-	-	20,630	20,630
Impairment of mineral property	200,000	200,000	208,000	7,208,000
Total Operating Expenses	593,625	593,625	1,668,172	8,668,172
LOSS FROM OPERATIONS	(593,625)	(593,625)	(1,668,172)	(8,668,172)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	-	908	908
Interest income	-	-	8	8
Loss on settlement of debt	(160,000)	(1,780,000)	(2,243,048)	(2,243,048)

Total Other (Expense)/Income	(160,000)	(1,780,000)	(2,242,132)	(2,242,132)

NET LOSS AND COMPREHENSIVE LOSS	$(753,625)	$(2,373,625)	(3,910,304)	(10,910,304)

Basic and Diluted Loss per Common Share	$(0.02)	$(0.07)	(0.29)	(0.82)

Consolidated Statement of Changes in Stockholders’ Equity:

As Previously Reported:	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, APRIL 30, 2008	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on property acquisition	20,000,000	20,000	180,000	-	200,000
In-kind contribution of expenses	-	-	56,474	-	56,474
Net loss for the period	-	-	-	(483,077)	(483,077)

BALANCE, APRIL 30, 2009	$21,160,779	$21,161	$707,677	$(903,991)	$(175,153)
In-kind contribution of expenses	-	-	7,217	-	7,217
Debt settlement	16,000,000	16,000	284,000	-	300,000
Loss on debt settlement			1,780,000	(1,620,000)	160,000
Issuance of convertible debentures			14,000	-	14,000
Net loss for the period	-	-	-	(753,625)	(753,625)

BALANCE, APRIL 30, 2010	$37,160,779	$37,161	$2,792,894	$(3,277,616)	$(447,561)
In-kind contribution of expenses	-	-	4,324	-	4,324
Debt settlement	12,214,816	12,215	808,527	-	820,742
Issuance of convertible debentures			1,790	-	1,790
Common stock issued for cash ($0.01 per share)	1,000,000	1,000	9,000	-	10,000
Net loss for the period	-	-	-	(632,688)	(632,688)

BALANCE, APRIL 30, 2011	$50,375,595	$50,376	$3,616,534	$(3,910,304)	$(243,393)

As Restated:	Common Stock		Additional Paid-In	Accumulated
	Shares	Amount	Capital	Deficit	Total
BALANCE, APRIL 30, 2008	1,160,779	1,161	471,203	(420,914)	51,450
Common stock issued on property acquisition	20,000,000	20,000	7,180,000	-	7,200,000
In-kind contribution of expenses	-	-	56,474	-	56,474
Net loss for the period	-	-	-	(7,483,077)	(7,483,077)

BALANCE, APRIL 30, 2009	$21,160,779	$21,161	$7,707,677	$(7,903,991)	$(175,153)
In-kind contribution of expenses	-	-	7,217	-	7,217
Debt settlement	16,000,000	16,000	2,064,000	-	2,080,000
Issuance of convertible debentures			14,000	-	14,000
Net loss for the period	-	-	-	(2,373,625)	(2,373,625)

BALANCE, APRIL 30, 2010	$37,160,779	$37,161	$9,792,894	$(10,277,616)	$(447,561)
In-kind contribution of expenses	-	-	4,324	-	4,324
Debt settlement	12,214,816	12,215	808,527	-	820,742
Issuance of convertible debentures			1,790	-	1,790
Common stock issued for cash ($0.01 per share)	1,000,000	1,000	9,000	-	10,000
Net loss for the period	-	-	-	(632,688)	(632,688)

BALANCE, APRIL 30, 2011	$50,375,595	$50,376	$10,616,535	$(10,910,304)	$(243,393)

Consolidated Statement of Cash Flows:

	As Previously Reported For the Year Ended April 30, 2010	As Restated For the Year Ended April 30, 2010	As Previously Reported For the Period from inception to April 30, 2011	As Restated For the Period from Inception to April 30, 2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net loss for the period	$(753,625)	$(2,373,625)	(3,910,304)	(10,910,304)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	200,000	200,000	205,000	7,205,000
In-kind contribution of expenses	7,217	7,217	73,875	73,875
In-kind contribution of shares	-	-	30,003	30,003
Accretion interest (Note 7)	8,000	8,000	15,790	15,790
Loss on debt settlement (Note 5)	160,000	1,780,000	2,243,048	2,243,048
Settlement of accounts payable (Note 12)	(14,803)	(14,803)	(14,803)	(14,803)
Stock-based compensation	-	-	100,977	100,977
Changes in operating assets and liabilities:
Prepaid	-	-	-	-
Accounts receivable	-	-	-	-
Accounts payable and accrued expenses	357,492	357,492	905,006	905,006
Due to related parties	11,453	11,453	26,158	26,158
Net Cash Used In Operating Activities	(24,266)	(24,266)	(325,250)	(325,250)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Purchase of mineral rights	-	-	(50,000)	(50,000)
Net Cash Used In Investing Activities	-	-	(50,000)	(50,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares			340,436	340,436
Notes payable - related parties	-	-	10,338	10,338
Proceeds from Convertible debenture	24,187	24,187	25,978	25,978
Net Cash Provided By Financing Activities	24,187	24,187	376,752	376,752

NET INCREASE (DECREASE) IN CASH	(79)	(79)	1,502	1,502

CASH AT BEGINNING OF PERIOD	79	79	-	-

CASH AT END OF PERIOD	$-	$-	1,502	1,502

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure.

We have had no changes in or disagreements with our accountants.  Our audited financial statements for the period ended April 30, 2012 have been included in this form 10-K in reliance upon MNP LLP, Chartered Accountants, as experts in accounting and auditing.

Item 9A.  Controls and Procedures

Not Applicable.

Item 9A (T).  Controls and Procedures

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

The Company’s Chief Executive Officer/President is also as the chief financial officer/principal accounting officer (the “Certifying Officer”) of the Company, and this officer is responsible for establishing and maintaining disclosure controls and procedures for the Company.  Our management has evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report.  Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting, and as a result, our disclosure controls and procedures were not effective as of April 30, 2012.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of April 30, 2012 based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventative controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements.  In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.

Based upon this assessment, we have determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting procedures was not effective as of April 30, 2012.  The material weakness which has been disclosed to and reviewed with, our independent auditor, is as follows:

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

Changes in internal control over financial reporting

There have been no changes during the quarter that ended April 30, 2012 in the Company’s internal controls over financial reporting hat have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

Item 11.  Executive Compensation

Currently, the company is not paying Shahin Tabatabaei a salary.  The company is currently negotiating a contract for executive compensation for Shahin Tabatabaei.  At this time, no bonus, stock awards and option awards have been paid to Shahin Tabatabaei for the period ended April 30, 2012.

		Annual Compensation			Long Term Compensation
					Awards		Payout(s)
Name and Principal Position	Year	Salary $	Bonus $	Stock Awards $	Option Awards $	Non-equity incentive plan compensation $	Nonqualified deferred compensation earnings $	All Other Compensation $	Total $
Shahin Tabatabaei	2012	0	0	0	0	0	0	0	0

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

Item 13.  Certain Relationships, Related Transactions, and Director Independence.

As of April 30, 2012, the amount of $16,158 was still owed to former directors and officers of the company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

The Company issued an unsecured promissory note in the amount of $10,000 to a related party.  This subject unsecured promissory note bears no interest and is due upon demand.  This officer also loaned the company an additional $338 which is also unsecured, bears no interest and is due upon demand.

During fiscal 2012, the Company calculated imputed interest of $724 (2010 - $1,217) on the related parties’ notes.

During fiscal 2012, the officers of the Company incurred $nil (2010 - $10,454) for the expenses paid on behalf of the Company.

During fiscal 2012, the Company accrued $nil (2010 - $120,000) of management fees to the officers of the Company.

On November 20, 2007, the Company issued a promissory note in the amount of $60,000 to a related party. On June 10, 2009, this promissory note was settled with 12,000,000 common shares of the Company (Notes 4 and 5). The common shares issued on settlement of the notes were assigned a value of $1,680,000, which was calculated based on the trading value of the Company’s stock on the date the settlement was approved by the Board of Directors.  The company recorded a loss on the extinguishment of debt of  $1,620,000.

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

Item 14. Principal Accountant Fees and Services

Audit, Audit-Related and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our current auditors, MNP LLP, Chartered Accountants, for the audit of our annual financial statements for the years ended April 30, 2012.  For the year ended April 30, 2009, the table represent fees for the professional services and fees billed for other services rendered by are former auditors, Cinnamon Jang Willoughby & Company, Chartered Accountants which was acquired by MNP LLP.  For the year ended April 30, 2008, the table represents fees for the professional services and fees billed by both Cinnamon Jang Willoughby & Company, Chartered Accountants and Webb & Company, P.A., Certified Public Accountants.

Description of Service	Fees (May 1, 2011 to April 30, 2012) ($)	Fees (July 11, 2005 (Inception) to April 30, 2012) ($)
Audit fees	22,640	155,759
Audit-related fees	-	-
Tax fees	-
All other fees		-
Total	22,640	155,759

PART IV

Item 15.  Exhibits and Financial Statement Schedules

Exhibits

Number	Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Annual Report to be signed on its behalf by the undersigned thereunto duly authorized.

Nilam Resources, Inc.

Date: July 30, 2012	By/s/ Shahin Tabatabaei
Shahin Tabatabaei
Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/Shahin Tabatabaei Shahin Tabatabaei	Chief Executive Officer, Acting Chief Financial Officer, Acting Principal Accounting Officer, and Director	July 30, 2012