Form 10-Q
period 2012-07-31
Nilam Resources Inc.
filed 2012-09-19
CIK 1368714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on the corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this Chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files) Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,062,345 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of August 31, 2012.  The total number of authorized shares is 345,000,000.

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

The accompanying Condensed Consolidated Financial Statements of Nilam Resources, Inc. should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended April 30, 2012. Significant accounting policies disclosed therein have not changed except as noted below.

Nilam Resources

(A Development Stage Company)

Unaudited

(Express in U.S. Dollars)

July 31, 2012

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONSOLIDATED FINANCIAL STATEMENTS

July 31, 2012

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	5	INTERIM CONSOLIDATED BALANCE SHEETS AS OF JULY 31, 2012 AND APRIL 30, 2012.

PAGE	6	INTERIM CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2012.

PAGE	7	INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2012.

PAGE	8	INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE THREE MONTHS ENDED JULY 31, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO JULY 31, 2012.

PAGES	9 - 15	NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	July 31, 2012	April 30, 2012
ASSETS

CURRENT ASSETS
Cash	$692	$601
Short-term loan	$5,520	5,520
Investments and deposits(Note 4)	319,659	548,439
TOTAL ASSETS	$325,871	$554,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$401,573	$386,701
Share subscription liability (Note 5)	69,300	396,319
Due to related parties (Note 6)	26,496	26,496
TOTAL LIABILITIES	497,369	809,516

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 56,095,345 shares and 50,375,595 shares issued and outstanding, respectively (Note 5)	56,095	50,376

Additional paid in capital (Note 5)	10,943,239	10,620,858
Accumulated deficit during exploration stage	(10,006,446)	(9,990,584)
Accumulated other comprehensive income	(1,164,386)	(935,606)
Total stockholders’ deficit	(171,498)	(254,956)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$325,871	$554,560

Nature of Operations (Note 1)

Subsequent Events (Note 8)

Approved on Behalf of the Board:

 /s/ Shahin Tabatabaei, Director

See accompanying notes to the consolidated financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

 (STATED IN U.S. DOLLARS)

	For the Three Months Ended July 31, 2012	For the Three Months Ended July 31, 2011	For the Period From July 11, 2005 (Inception) to July 31, 2012
OPERATING EXPENSES
Accounting and auditing fees	$5,286	$2,810	$161,045
Consulting fees	6,477	48,190	921,620
Exploration costs and expenses	-	-	59,555
General and administrative	2,113	4,294	72,906
Insurance	-	-	27,000
Investor relation	-	-	55,393
Listing and filing fees	120	-	19,828
Legal fees	1,500	3,729	116,894
Management fees	-	-	330,000
Stock-based compensation (Note 7)	-	-	100,977
Travel	-	-	14,695
Wages	-	-	20,630
Impairment of mineral property	-	-	7,308,000
Total Operating Expenses	15,496	59,023	9,208,543
INCOME (LOSS) FROM OPERATIONS	(15,496)	(59,023)	(9,208,543)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain (loss)	(366)	-	637
Interest income	-	-	8
Loss on settlement of debt	-	-	(2,243,048)
Gain on sale of mineral properties	-	1,534,000	1,444,500

Total Other Income (expense)	(366)	1,534,000	(797,903)

NET INCOME (LOSS)	(15,862)	1,474,977	(10,006,446)
Net unrealized gains (losses) on available for sale securities	(228,780)	(1,012,000)	(1,164,386)

COMPREHENSIVE INCOME (LOSS)	$(244,642)	$462,977	$(10,971,332)

Basic and Diluted Income (loss) per Common Share	$(0.02)	$0.03	$(0.53)

Weighted average number of shares outstanding during the period - basic and diluted	55,100,606	50,463,048	20,824,606

See accompanying notes to the consolidated financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO APRIL 30, 2012
(STATED IN U.S. DOLLARS)

						Accumulated	Accumulated
	Preferred				Additional	Other	Deficit During
	Stock		Common Stock		Paid-In	Comprehensive	Exploration
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Common stock issued to
founders for cash ($0.01 per
share)	-	$-	600,000	$600	$5,400	$-	-	$6,000
Common stock issued for
cash ($0.10 per share)	-	-	550,000	550	54,450	-	-	55,000
Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-	-	(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850	-	(10,193)	50,807
In-kind contribution of stock to officer	-	-	-	-	30,000	-	-	30,000
Net loss for the year	-	-	-	-	-	-	(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850	-	(78,672)	12,328
In-kind contribution of property	-	-	-	-	5,000	-	-	5,000
In-kind contribution of expenses	-	-	-	-	5,950	-	-	5,950
Stock-based compensation	-	-	-	-	100,977	-	-	100,977
Common stock issued for	-	-	10,779	11	269,426	-	-	269,437
cash ($25 per share)
Net loss for the year	-	-	-	-	-	-	(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203	-	(420,914)	51,450
Common stock issued on
property acquisition	-	-	20,000,000	20,000	7,.180,000	-	-	7,200,000
In-kind contribution of expenses	-	-	-	-	56,474	-	-	56,474
Net loss for the period	-	-	-	-	-	-	(7,483,077)	(7,483,077)

BALANCE, APRIL 30, 2009	-	-	21,160,779	$21,161	$7,707,677	-	(7,903,991)	(175,153)
In-kind contribution of expenses	-	-	-	-	7,217	-	-	7,217
Debt settlement	-	-	16,000,000	16,000	2,064,000	-	-	2,080,000
Issuance of convertible debentures	-	-			14,000	-	-	14,000
Net loss for the period	-	-	-	-	-	-	(2,373,625)	(2,373,625)

.
BALANCE, APRIL 30, 2010	-	-	37,160,779	$37,161	9,792,894	-	(10,277,616)	(447,561)
In-kind contribution of expenses	-	-	-	-	4,324	-	-	4,324
Debt settlement	-	-	12,214,816	12,215	808,527	-	-	820,742
Issuance of convertible debentures	-	-			1,790	-	-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000	-	-	10,000
Net loss for the period	-	-	-	-	-	-	(632,688)	(632,688)

BALANCE, APRIL 30, 2011	-	-	50,375,595	$50,376	10,616,535	-	(10,910,304)	$(243,393)
In-kind contribution of expenses	-	-	-	-	4,323	-	-	4,323
Unrealized loss on available for sale investments	-	-	-	-	-	(935,606)		(935,606)
Net income for the year	-	-	-	-	-	-	919,720	919,720

BALANCE, APRIL 30, 2012	-	-	50,375,595	50,376	10,620,858	-	(9,990,584)	(254,956)

In-kind contribution of expenses	-	-	-	-	1,081	-	-	1,081
Unrealized loss on available for sale investments	-	-	-	-	-	(228,780)		(228,780)
Common stock issued for cash ($0.02 per share)	-	-	1,680,000	1,680	31,920	-	-	33,600
Common stock issued for settlement of debts ($0.02 per share)	-	-	4,039,750	4,039	289,380	-	-	293,419
Net loss for the period	-	-	-	-	-	(15,862)	(15,862)	(15,862)

Total Comprehensive income (loss)						(244,642)

BALANCE, July 31, 2012	-	-	56,095,345	56,095	10,943,239	(1,164,386)	(10,006,446)	(171,498)

See accompanying notes to the consolidated financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(STATED IN U.S. DOLLARS)

	For the Three Months Ended July 31, 2012	For the Three Months Ended July 31, 2011	For the Period From July 11, 2005 (Inception) to July 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss) for the period	$(15,862)	$1,474,977	$(10,006,446)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	-	7,305,000
Gain on sale of mineral properties	-	(1,534,000)	(1,444,500)
In-kind contribution of expenses	1,081	1,081	79,280
In-kind contribution of shares	-	-	30,003
Accretion interest (Note 7)	-	7,074	15,790
Loss on debt settlement (Note 5)	-	-	2,243,048
Settlement of accounts payable (Note 11)	-	-	(14,803)
Stock-based compensation	-	-	363,101
Changes in operating assets and liabilities:
Prepaid	-	-	-
Accounts payable and accrued expenses	14,872	32,410	990,154
Due to related parties	-	-	26,158
Net Cash Provided/Used In Operating Activities	91	(17,756)	(413,215)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Subscriptions received in advance	-	7,776	(24,545)
Short term loan	-	-	(5,520)
Purchase of mineral rights	-	(15,000)	(65,000)
Net Cash Used In Investing Activities	-	(15,000)	(95,065)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	33,600	472,656
Notes payable - related parties	-	-	10,338
Net increase of Convertible debenture	-	-	25,978
Net Cash Used By Financing Activities	-	33,600	508,972

NET INCREASE IN CASH	91	844	692

CASH AT BEGINNING OF PERIOD	601	1,502	-

CASH AT END OF PERIOD	$692	$2,346	$692

Supplemental disclosure of cash flow information (Note 8)
Interest paid	$-	$-	$-
Taxes paid	$-	$-	$-

See accompanying notes to financial statements.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

AS OF JULY 31, 2012

NOTE 1. NATURE OF OPERATIONS

These consolidated interim financial statements inclusive of the accounts of the Nilam Resources Inc. and its Peruvian subsidiary Nilam Resources Peru SAC. Nilam Resources Inc. (an exploration stage company) (the “Company”) was incorporated under the laws of the State of Nevada on July 11, 2005. The Company is a natural resource exploration company with an objective of acquiring, exploring and if warranted and feasible, developing natural resource properties.   On November 23, 2007, the Company incorporated Nilam Resources Peru SAC, in Peru, as a wholly-owned subsidiary.  The purpose of the new subsidiary is to hold the Company’s Peruvian properties and to carry on such business in Peru as is necessary to maintain, explore and develop the Company’s properties.  The continuation of the Company is in the exploration stage of its mineral property development and to date has not yet established any proven mineral reserves on its existing properties.  The continued operations of the Company and the recoverability of the carrying value of its assets are ultimately dependent upon the ability of the Company to achieve profitable operations.

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

NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(A) Basis of Presentation

The accompanying financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the Securities and Exchange Commission. The unaudited interim condensed consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The interim financial statements reflect all adjustments that are, in the opinion of management, necessary for a fair statement of such information. All such adjustments are of a normal recurring nature. Certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America, have been condensed or omitted pursuant to such rules and regulations. The year-end balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. These interim financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended April 30, 2012, which was filed with the United States Securities and Exchange Commission on July 30, 2012.

The results of operations for the three months ended July 31, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending April 30, 2013.

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

(M) Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  During the period ended July 31, 2012, the Company has other comprehensive income related to its investments in marketable securities (Note 4).

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

NOTE 3. MINERAL PROPERTIES

Llippa Property

On December 10, 2007, the Company, through its wholly owned Peruvian subsidiary, entered into an agreement with MRC 1 Exploraciones EIRL of Peru, to purchase the Llippa Project, Peru, for $100,000. Llippa is a mineral claim consisting of two major mining concessions, the Prospera mine and La Prospera XXI.  During fiscal 2012 the Company recorded impairment on the property of $100,000 as there are no plans to continue exploration of the concessions.

NOTE 4. INVESTMENTS AND DEPOSITS

The Company’s investments consist of 28,500,000 shares of Portage Resources Inc.  The shares are carried at their market value at July 31, 2012, with any changes in value being recorded as other comprehensive income.

The Company also paid $24,540 as a share subscription deposit to Portage Resource Inc. for 559,900 shares.  The securities receivable have been adjusted to their market value at July 31, 2012, with any changes in value being recorded as other comprehensive income.

	Amortized Cost $	Unrealized Gains $	Unrealized Losses $	Fair Value $
July 31, 2012:
Equity securities	$1,484,045	-	(1,164,386)	319,659

NOTE 5. STOCKHOLDERS’ DEFICIT

For the quarter ended July 31, 2012, the Company calculated imputed interest of $181 and fair value of a Director's fee of $900, which are all reflected as an in-kind contribution of expenses.

On July 12, 2011, the Company signed a subscription agreement for 1,680,000 common shares at $0.02 per share for cash. The shares were issued from treasury on May 16, 2012.

On June 15, 2011, the Company settled accounts payable of $21,272 through the issuance of 1,063,600 common shares with market value of $85,088.  The difference between the carrying amount of the accounts payable and the market value of the common shares has been recorded as compensation expense.  The shares were issued from treasury on May 16, 2012. (Note 6).

On December 1, 2011, the Company settled accounts payable of $28,038 through the issuance of 1,401,900 common shares with market value of $98,133. The difference between the carrying amount of the accounts payable and the market value of the common shares has been recorded as compensation expense.  The shares were issued from treasury on May 16, 2012. (Note 6).

On February 1, 2012, the Company settled accounts payable of $19,800 through the issuance of 990,000 common shares with market value of $69,300. The difference between the carrying amount of the accounts payable and the market value of the common shares has been recorded as compensation expense.  As the shares had not been issued from treasury at July 31, 2012, the Company has recorded a liability to issue common stock of $69,300(Note 6).

On December 1, 2011, the Company settled accounts payable of $31,485 through the issuance of 1,574,250 common shares with market value of $110,198.  The difference between the carrying amount of the accounts payable and the market value of the common shares has been recorded as compensation expense.  The shares were issued from treasury on May 16, 2012. (Note 6).

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

As of July 31, 2012, $16,158 was owed to former directors and officers of the Company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

During the period ended July 31, 2012, the Company issued 5,029,750 common shares to a consultant and shareholder of the Company for the settlement of accounts payable of $100,595 in fiscal 2012 (Note 5).

NOTE 7. COMPARATIVE FIGURES

Certain of the comparative figures have been classified to conform to the presentation adopted in the current period.

NOTE 8. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During fiscal 2012, the Company settled accounts payable of $100,595 through the issuance of 5,029,750 common shares with market value of $362,719 (Notes 5 and 6).

During fiscal 2012, the Company sold its Linderos 4, Linderos 5, Rocas and Rocas I mineral property interests to Portage Resources Inc. in return for 28,500,000 common shares of Portage Resources Inc. valued at $1,459,500.

NOTE 9. CONTINGENCIES

There were no contingencies as at the report date.

NOTE 10. SUBSEQUENT EVENTS

There were no subsequent events as at the report date.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Business Overview and Uncertainties

Nilam Resources, Inc. was incorporated under the laws of Nevada on July 11, 2005.  Our company is in the exploration stage with limited operations.  As reflected in the accompanying financial statements, our Company had a comprehensive loss in the current period of ($244,642).  We had a net loss from operations of ($15,496), and an unrealized loss from the sale of securities of ($228,780).  The company also had a positive cash flow from operations of $91 for the current period.

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

Our principal office is located at Calle Alcanfores 761 - 1701, Miraflores, Lima 18, Peru.  Our fiscal year ends April 30th.

Changes in Net Loss

The net loss from operations in the quarter ending July 31, 2012 decreased by $43,527 from the quarter ending July 31, 2011.  The net loss for the period ending July 31, 2012 was ($15,496), and the net loss for the period ending July 31, 2011 was ($59,023).

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

Going Concern and Uncertainties

Nilam Resources, Inc. was incorporated under the laws of Nevada on July 11, 2005.  Our company is in the exploration stage with limited operations.  As reflected in the accompanying financial statements, our Company had loss in the current period of ($15,496), and positive cash flows from operations of $91 for the current period.  We have not generated any revenues from operations, and further losses are anticipated in the development of the business. This raises substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.  CONTROLS and PROCEDURES OVER FINANCIAL REPORTING

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our CEO, president and sole director, who is also the principal financial officer of the Company, has further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of July 31, 2012.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of July 31, 2012 based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of July 31, 2012.  The material weakness has been disclosed to, and reviewed with, our independent auditor.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended July 31, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of July 31, 2012, the end of the quarterly period covered by this report, the Company was not subject to any legal proceedings.

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

Item 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The company did not have any unregistered sales of equity securities in this period.

Item 3.  DEFAULTS UPON SENIOR SECURITIES

None.

Item 4.  MINE SAFETY DISCLOSURES

The company did not have any mining safety or health hazard issue.

Item 5.  OTHER INFORMATION

As of July 31, 2012, all warrants were expired.

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

Dated September 18, 2012
/s/ Shahin Tabatabaei
Shahin Tabatabaei
CEO and Acting CFO