Form 10-Q
period 2012-10-31
Nilam Resources Inc.
filed 2012-12-14
CIK 1368714

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]  Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 31, 2012

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

________________________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 56,062,345 Class “A” Common Shares at a par value of $0.001 of the issuer Capital Stock are issued and outstanding as of October 31, 2012.  The total number of authorized shares is 345,000,000.

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

October 31, 2012

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

October 31, 2012

(Stated in US Dollars)

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

CONTENTS

PAGE	5	INTERIM CONSOLIDATED BALANCE SHEETS AS OF OCTOBER 31, 2012 AND APRIL 30, 2012.

PAGE	6	INTERIM CONSOLIDATED STATEMENT OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2012.

PAGE	7-8	INTERIM CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2012.

PAGE	9	INTERIM CONSOLIDATED STATEMENT OF CASH FLOWS FOR THE SIX MONTHS ENDED OCTOBER 31, 2012 AND 2011, AND FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO OCTOBER 31, 2012.

PAGES	10-15	NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED BALANCE SHEET
(STATED IN U.S. DOLLARS)

	October 31, 2012	April 30, 2012

ASSETS

CURRENT ASSETS
Cash	$592	$601
Short-term loan (Note 7)	$6,020	5,520
Investments and deposits(Note 4)	203,419	548,439
TOTAL ASSETS	$210,031	$554,560

LIABILITIES AND STOCKHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts payable and accrued liabilities	$411,928	$386,701
Share subscription liability (Note 5)	69,300	396,319
Due to related parties (Note 6)	26,496	26,496
TOTAL LIABILITIES	507,724	809,516

STOCKHOLDERS’ EQUITY
Preferred stock, $0.001 par value, 1,000,000 shares authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, 345,000,000 shares authorized, 56,095,345 shares and 50,375,595 shares issued and outstanding, respectively (Note 5)	56,095	50,376

Additional paid in capital (Note 5)	10,944,320	10,620,858
Accumulated deficit during exploration stage	(10,013,032)	(9,990,584)
Accumulated other comprehensive income	(1,285,076)	(935,606)
Total stockholders’ deficit	(297,693)	(254,956)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$210,031	$554,560

Nature of Operations (Note 1)

Subsequent Events (Note 11)

Approved on Behalf of the Board:

/s/ Shahin Tabatabaei, Director

See accompanying notes to the interim consolidated financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

(STATED IN U.S. DOLLARS)

	For the Three Months Ended October 31, 2012	For the Three Months Ended October 31, 2011	For the Six Months Ended October 31, 2012	For the Six Months Ended October 31, 2011	For the Period From July 11, 2005 (Inception) to October 31, 2012
OPERATING EXPENSES
Accounting and auditing fees	$ 3,000	$ 4,620	$ 8,286	$ 7,432	$ 164,045
Consulting fees	-	34,527	6,477	82,717	921,620
Exploration costs and expenses	-	-	-	-	59,555
General and administrative	1,181	1,221	3,294	5,513	74,087
Insurance	-	-	-	-	27,000
Investor relation	-	-	-	-	55,393
Listing and filing fees	1,905	1,340	2,025	1,340	21,733
Legal fees	1,000	3,343	2,500	7,072	117,894
Management fees	-	-	-	-	330,000
Stock-based compensation (Note 6)	-	-	-	-	100,977
Travel	-	-	-	-	14,695
Wages	-	-	-	-	20,630
Impairment of mineral property	-	-			7,308,000
Total Operating Expenses	7,086	45,051	22,582	104,074	9,215,629
LOSS FROM OPERATIONS	(7,086)	(45,051)	(22,582)	(104,074)	(9,215,629)

OTHER INCOME (EXPENSE)

Foreign currency transaction gain	-	(11)	(366)	(11)	638
Interest income	500	-	500	-	508
Loss on settlement of debt	-	-	-	-	(2,243,048)
Gain on sale of mineral properties	-	-	-	1,534,000	1,444,500

Total Other (Expense)/Income	500	(11)	134	1,533,989	(797,402)

NET INCOME (LOSS)	(6,586)	(45,062)	(22,448)	1,429,915	(10,013,031)
Net unrealized gains (losses) on available for sale securities	(120,690)	918,000	(349,470)	(94,000)	(1,285,076)
COMPREHENSIVE INCOME (LOSS)	$ (127,276)	$ 872,938	$ (371,918)	$ 1,335,915	$ (11,298,107)
Basic and Diluted Income (loss) per Common Share	$ (0.00)	$ (0.01)	$ (0.00)	$ 0.03	$ (0.48)

Weighted average number of shares outstanding during the period – basic and diluted	56,095,345	53,015,148	55,597,976	51,868,850	21,002,504

See accompanying notes to the interim consolidated financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FOR THE PERIOD FROM JULY 11, 2005 (INCEPTION) TO October 31, 2012
(STATED IN U.S. DOLLARS)

						Accumulated	Accumulated
	Preferred				Additional	Other	Deficit During
	Stock		Common Stock		Paid-In	Comprehensive	Exploration
	Shares	Amount	Shares	Amount	Capital	Income	Stage	Total

Common stock issued to
founders for cash ($0.01 per
share)	-	$-	600,000	$600	$5,400		$-	$6,000
Common stock issued for
cash ($0.10 per share)	-	-	550,000	550	54,450		-	55,000
Net loss for the period from
July 11, 2005 (inception) to
April 30, 2006	-	-	-	-	-		(10,193)	(10,193)

BALANCE, APRIL 30, 2006	-	-	1,150,000	1,150	59,850		(10,193)	50,807
In-kind contribution of stock to officer	-	-	-	-	30,000		-	30,000
Net loss for the year	-	-	-	-	-		(68,479)	(68,479)

BALANCE, APRIL 30, 2007	-	-	1,150,000	1,150	89,850		(78,672)	12,328
In-kind contribution of property	-	-	-	-	5,000		-	5,000
In-kind contribution of expenses	-	-	-	-	5,950		-	5,950
Stock-base compensation	-	-	-	-	100,977		-	100,977
Common stock issued for	-	-	10,779	11	269,426		-	269,437
cash ($25 per share)
Net loss for the year	-	-	-	-	-		(342,242)	(342,242)

BALANCE, APRIL 30, 2008	-	-	1,160,779	1,161	471,203		(420,914)	51,450
Common stock issued on
property acquisition	-	-	20,000,000	20,000	7,.180,000		-	7,200,000
In-kind contribution of expenses	-	-	-	-	56,474		-	56,474
Net loss for the period	-	-	-	-	-		(7,483,077)	(7,483,077)

BALANCE, APRIL 30, 2009	-	-	21,160,779	$21,161	$7,707,677		(7,903,991)	(175,153)
In-kind contribution of expenses	-	-	-	-	7,217		-	7,217
Debt settlement	-	-	16,000,000	16,000	2,064,000		-	2,080,000
Issuance of convertible debentures	-	-			14,000		-	14,000
Net loss for the period	-	-	-	-	-		(2,373,625)	(2,373,625)
.
BALANCE, APRIL 30, 2010	-	-	37,160,779	$37,161	9,792,894		(10,277,616)	(447,561)
In-kind contribution of expenses	-	-	-	-	4,324		-	4,324
Debt settlement	-	-	12,214,816	12,215	808,527		-	820,742
Issuance of convertible debentures	-	-			1,790		-	1,790
Common stock issued for cash ($0.01 per share)	-	-	1,000,000	1,000	9,000		-	10,000
Net loss for the period	-	-	-	-	-		(632,688)	(632,688)

BALANCE, APRIL 30, 2011	-	-	50,375,595	$50,376	10,616,535		(10,910,304)	$(243,393)
In-kind contribution of expenses	-	-	-	-	4,323		-	4,323
Unrealized loss on available for sale investments	-	-	-	-	-	(935,606)		(935,606)
Net income for the year	-	-	-	-	-		919,720	919,720

BALANCE, APRIL 30, 2012	-	-	50,375,595	50,376	10,620,858	(935,606)	(9,990,583)	(254,956)

In-kind contribution of expenses	-	-	-	-	2,162		-	2,162
Unrealized loss on available for sale investments	-	-	-	-	-	(349,470)		(349,470)
Common stock issued for cash ($0.02 per share)	-	-	1,680,000	1,680	31,920		-	33,600
Common stock issued for settlement of debts ($0.02 per share)	-	-	4,039,750	4,039	289,380		-	293,419
Net loss for the period	-	-	-	-	-	-	(22,448)	(22,448)

Total Comprehensive income (loss)

BALANCE, October 31, 2012	-	-	56,095,345	56,095	10,944,320	1,285,076	(10,013,031)	(297,693)

See accompanying notes to the interim consolidated financial statements.

NILAM RESOURCES INC.
(AN EXPLORATION STAGE COMPANY)
INTERIM CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)
(STATED IN U.S. DOLLARS)

	For the Six Months Ended October 31, 2012	For the Six Months Ended October 31, 2011	For the Period From July 11, 2005 (Inception) to October 31, 2012
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss) for the period	$(22,448)	$1,429,915	$(10,013,032)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of mineral properties	-	-	7,305,000
Gain on sale of mineral properties	-	(1,534,000)	(1,444,500)
Foreign exchange gain/loss	-	-	-
In-kind contribution of expenses	2,162	2,162	80,361
In-kind contribution of shares	-	-	30,003
Accretion interest	-	-	15,790
Loss on debt settlement (Note 5)	-	-	2,243,048
Settlement of accounts payable	-	-	(14,803)
Stock-based compensation	-	-	363,101
Changes in operating assets and liabilities:
Prepaid	-	-	-
Accounts receivable	-	-	-
Accounts payable and accrued expenses	25,227	87,817	1,000,509
Due to related parties	-	-	26,158
Net Cash Used In Operating Activities	4,941	(14,106)	(408,365)

CASH FLOWS USED IN INVESTING ACTIVITIES:
Subscription received in advance	-	(24,540)	-
Subscription for marketable securities	(4,450)		(28,995)
Short-term loan (Note 7)	(500)		(6,020)
Purchase of mineral rights	-	(15,000)	(65,000)
Net Cash Used In Investing Activities	(4,950)	(39,540)	(100,015)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common shares	-	54,872	472,656
Notes payable – related parties	-	-	10,338
Proceeds from convertible debenture	-	-	25,978
Net Cash Provided By Financing Activities	-	54,872	508,972

NET INCREASE (DECREASE) IN CASH	(9)	1,226	592

CASH AT BEGINNING OF PERIOD	601	1,502	-

CASH AT END OF PERIOD	$592	$2,728	$592

Supplemental disclosure of cash flow information (Note 9)
Interest paid	-	-	-
Taxes paid	-	-	-
	-	-	-

See accompanying notes to the interim consolidated financial statements.

NILAM RESOURCES INC.

(AN EXPLORATION STAGE COMPANY)

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2012

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

The results of operations for the six months ended October 31, 2012 are not necessarily indicative of the results for any subsequent periods or the entire fiscal year ending April 30, 2013.

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

 (H) Income Taxes

The Company accounts for income taxes under FASB ASC 740, “Income Taxes”.  Under FASB ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to income in the years in which those temporary differences are expected to be recovered or settled.  Under FASB ASC 740, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

(M) Comprehensive Income

FASB ASC 220, “Comprehensive Income” establishes standards for the reporting and display of comprehensive income and its components in the financial statements.  During the period ended October 31, 2012, the Company has other comprehensive income related to its investments in marketable securities (Note 4).

(N) Recently Adopted Accounting Policies

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

For non-public entities, the amendments are effective for fiscal years ending after December 15, 2013, and interim and annual periods thereafter. Early adoption is permitted. Adoption of this policy had no impact on the consolidated financial statements.

In December 2011, the FASB issued ASU 2011-12, Comprehensive Income (Topic 220): Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05. In order to defer only those changes in Update 2011-05 that relate to the presentation of reclassification adjustments, the paragraphs in this Update supersede certain pending paragraphs in Update 2011-05. Entities should continue to report reclassifications out of AOCI consistent with the presentation requirements in effect before Update 2011-05. All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011. Nonpublic entities should begin applying these requirements for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. Adoption of this policy had no impact on the consolidated financial statements.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income. The amendments in this Update improve the comparability, clarity, consistency, and transparency of financial reporting and increase the prominence of items reported in other comprehensive income. To increase the prominence of items reported in other comprehensive income and to facilitate convergence of U.S. GAAP and IFRS, the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity was eliminated. The amendments require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. All entities that report items of comprehensive income, in any period presented, will be affected by the changes in this Update. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. For non-public entities, the amendments are effective for fiscal years ending after December 15, 2012, and interim and annual periods thereafter. The amendments in this Update should be applied retrospectively, and early adoption is permitted. Adoption of this policy had no impact on the consolidated financial statements.

(O) Recent Accounting Pronouncements

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

NOTE 4. INVESTMENTS AND DEPOSITS

The Company’s investments consist of 29,059,900 shares of Portage Resources Inc.  The shares are carried at their market value at October 31, 2012, with any changes in value being recorded as other comprehensive income.

	Amortized Cost $	Unrealized Gains $	Unrealized Losses $	Fair Value $
October 31, 2012:
Equity securities	$1,488,495	-	(1,285,076)	203,419

NOTE 5. STOCKHOLDERS’ DEFICIT

For the six months ended October 31, 2012, the Company calculated imputed interest of $362 and fair value of a Director's fee of $1,800, which are all reflected as an in-kind contribution of expenses.

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

On February 1, 2012, the Company settled accounts payable of $19,800 through the issuance of 990,000 common shares with market value of $69,300. The difference between the carrying amount of the accounts payable and the market value of the common shares has been recorded as compensation expense.  As the shares had not been issued from treasury at October 31, 2012, the Company has recorded a liability to issue common stock of $69,300(Note 6).

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

As of October 31, 2012, $16,158 was owed to former directors and officers of the Company for expenses paid on behalf of the Company in fiscal 2009 and 2010.

During the period ended October 31, 2012, the Company issued 4,039,750 common shares to a consultant and shareholder of the Company for the settlement of accounts payable of $100,595 in fiscal 2012 (Note 5).

Included in the accounts payable is an amount  of $49,031 due to a consultant and shareholder of the Company (April 30, 2012 - $65,917).

NOTE 7. SHORT-TERM LOAN

On November 30, 2011, the Company provided a loan of $5,520 to Portage Resources Inc., due on demand.  The loan bears no interest for six months whereby non-payment after six months should incur a $100 per month non-compounded interest charge. The loan became on-demand on May 31, 2012. During the period ended October 31, 2012, interest accrual of $500 was added to the original loan receivable.

NOTE 8. COMPARATIVE FIGURES

Certain of the comparative figures have been classified to conform to the presentation adopted in the current period.

NOTE 9. SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

During fiscal 2012, the Company settled accounts payable of $100,595 through the issuance of 4,039,750 common shares with market value of $293,419 (Notes 5 and 6).

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

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Business Overview and Uncertainties

Nilam Resources, Inc. was incorporated under the laws of Nevada on July 11, 2005.  Our company is in the exploration stage with limited operations.  As reflected in the accompanying financial statements, our Company had a comprehensive loss in the six month period ended October 31, 2012 of ($371,918).  We had a net loss from operations of (22,448), an interest income of $500 and an unrealized loss on available for sale of securities of ($349,470). The company also had a negative cash flow from operations of $4,950 for the current period.

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

Our principal office is located at Calle Alcanfores 761 – 1701, Miraflores, Lima 18, Peru.  Our fiscal year ends April 30th.

Changes in Net Loss

The net loss from operations in the quarter ending October 31, 2012 decreased by $37,965 from the quarter ending October 31, 2011.  The net loss for the period ending October 31, 2012 was ($7,086), and the net loss for the period ending October 31, 2011 was ($45,062).

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

Going Concern and Uncertainties

Nilam Resources, Inc. was incorporated under the laws of Nevada on July 11, 2005.  Our company is in the exploration stage with limited operations.  As reflected in the accompanying financial statements, our Company had loss in the current period of ($7,086), and negative cash flows from operations of $4,950 for the current period.  We have not generated any revenues from operations, and further losses are anticipated in the development of the business. This raises substantial doubt about the company’s ability to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company’s ability to raise additional capital and implement its business plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

Item 4.  CONTROLS and PROCEDURES OVER FINANCIAL REPORTING

Conclusions of Management Regarding Effectiveness of Disclosure Controls and Procedures.

Our management, which includes our CEO, president and sole director, who is also the principal financial officer of the Company, has further evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 15d-15(e) as of the end of the period covered by this report. Based on that evaluation, the management has concluded that there was a material weakness affecting our internal control over financial reporting and, as a result management concluded that our disclosure controls and procedures were not effective as of October 31, 2012.

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

The management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of October 31, 2012 based on the criteria for effective internal control over financial reporting established in “Internal Control - Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission.  In its evaluation, Management evaluated whether the Company had sufficient “preventive controls” which are controls that have the objective of preventing the occurrence of errors or fraud that could result in a misstatement of the financial statements, and “detective controls” which have the objective of detecting errors or fraud that has already occurred that could result in a misstatement of the financial statements.   In its evaluation, Management considered whether there were sufficient internal controls over financial reporting, in the context of the Company’s control environment, financial risk assessment, internal control activities, monitoring, and communication to determine whether sufficient controls are present and functioning effectively.  Based upon this assessment, we determined that there was a material weakness affecting our internal control over financial reporting and, as a result of that weakness, our internal control over financial reporting was not effective as of October 31, 2012.  The material weakness has been disclosed to, and reviewed with, our independent auditor.

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

Changes in internal control over financial reporting

Except as noted above, there have been no changes during the quarter ended October 31, 2012 in the Company’s internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, internal controls over financial reporting.

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

PART II OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

As of October 31, 2012, the end of the quarterly period covered by this report, the Company was not subject to any legal proceedings.

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

Item 5.  OTHER INFORMATION

As of October 31, 2012, all warrants were expired.

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

Dated December 15, 2012

/s/ Shahin Tabatabaei
Shahin Tabatabaei
CEO and Acting CFO